Form 10-Q
period 1996-03-31
ALLIED CAPITAL ADVISERS INC
filed 1996-05-15
CIK 868207

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                                 Commission file number:
ended MARCH 31, 1996                                              0-18826
      --------------                                      ----------------------


                         ALLIED CAPITAL ADVISERS, INC.
           ----------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                  52-0812307
- -----------------------                                   ----------------------
(State or jurisdiction of                                      (IRS Employer
incorporation or organization)                              Identification No.)


                             1666 K STREET, N.W.
                                  9TH FLOOR
                           WASHINGTON, DC   20006
                  -----------------------------------------
                  (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              -----      -----

On May 3, 1996 there were 8,990,349 shares outstanding of the Registrant's common stock, $0.001 par value.

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet - March 31, 1996 and December 31, 1995  . . . .  1

             Consolidated Statement of Income - For the Three Months Ended
             March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .  2

             Consolidated Statement of Cash Flows - For the Three Months Ended
             March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .  3

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . .  4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .  6


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .  7

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .  7

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .  7

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

                         PART I - Financial Information

Item 1.  Financial Statements

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                       March 31, 1996            December 31, 1995
                                                                       --------------            -----------------
                                                                          (unaudited)
 ASSETS

 Current assets:

   Cash and cash equivalents . . . . . . . . . . . . . . .                 $ 4,169                      $ 4,386

   Investment advisory fees receivable . . . . . . . . . .                   3,967                        4,067

   Other current assets  . . . . . . . . . . . . . . . . .                     942                        1,099
                                                                           -------                     --------

     Total current assets  . . . . . . . . . . . . . . . .                   9,078                        9,552

 Property and equipment, net . . . . . . . . . . . . . . .                   4,397                        4,273

 Deferred income taxes . . . . . . . . . . . . . . . . . .                     757                          706

 Other assets  . . . . . . . . . . . . . . . . . . . . . .                     247                          245
                                                                           -------                     --------
     Total assets  . . . . . . . . . . . . . . . . . . . .                $ 14,479                    $  14,776
                                                                           =======                     ========

 LIABILITIES AND SHAREHOLDERS EQUITY

 Current Liabilities:

   Accrued salaries and employee benefits  . . . . . . . .                 $ 1,297                    $   2,483

   Accounts payable and accrued expenses . . . . . . . . .                     993                          929
                                                                           -------                     --------
     Total current liabilities . . . . . . . . . . . . . .                   2,290                        3,412

 Deferred compensation . . . . . . . . . . . . . . . . . .                   2,470                        2,377
                                                                           -------                     --------
     Total liabilities . . . . . . . . . . . . . . . . . .                   4,760                        5,789
                                                                           -------                     --------

 Contingencies

 Shareholders' Equity:

   Common stock, $0.001 par value; 20,000,000 shares
     authorized; 8,990,349 shares issued and
     outstanding as of 3/31/96 and 12/31/95  . . . . . . .
                                                                                 9                            9

   Additional paid-in capital  . . . . . . . . . . . . . .                   5,674                        5,674

   Retained earnings . . . . . . . . . . . . . . . . . . .                   4,036                        3,304
                                                                           -------                     --------

     Total shareholders' equity  . . . . . . . . . . . . .                   9,719                        8,987
                                                                           -------                     --------

     Total liabilities and shareholders' equity  . . . . .                $ 14,479                    $  14,776
                                                                           =======                     ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                             1996                1995
                                                                         -----------          ----------
 Revenue:

   Investment advisory and management fees . . . . . . . . . . . . .         $ 3,885           $   3,179

   Rental and other income . . . . . . . . . . . . . . . . . . . . .             288                 401
                                                                              ------            --------
       Total revenue . . . . . . . . . . . . . . . . . . . . . . . .           4,173               3,580
                                                                              ------            --------


 Expenses:

   Salary and employee benefit expenses  . . . . . . . . . . . . . .           2,217               2,056

   Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             160                 159

   General and administrative  . . . . . . . . . . . . . . . . . . .             552                 475
                                                                               -----            --------

     Total Expenses  . . . . . . . . . . . . . . . . . . . . . . . .           2,929               2,690
                                                                             -------            --------


 Income before income taxes  . . . . . . . . . . . . . . . . . . . .           1,244                 890

 Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .             512                 367
                                                                             -------            --------


 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     732           $     523
                                                                            ========            ========


 Net income per share  . . . . . . . . . . . . . . . . . . . . . . .       $    0.07           $    0.06
                                                                            ========            ========

 Weighted average number of shares and share
    equivalents outstanding  . . . . . . . . . . . . . . . . . . . .           9,879               9,455
                                                                            ========            ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                            For the Three Months Ended March 31,
                                                                            ------------------------------------

                                                                                1996                     1995
                                                                             -----------              ----------
 Cash Flows from Operating Activities:

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . .                $   732               $     523

 Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization . . . . . . . . . . . . . .                     90                      68

     Deferred income taxes . . . . . . . . . . . . . . . . . .                    (51)                    (41)

 Changes in assets and liabilities . . . . . . . . . . . . . .                   (774)                   (885)
                                                                               -------               ---------

 Net cash used in operating activities . . . . . . . . . . . .                     (3)                   (335)
                                                                               -------               ---------

 Cash Flows from Investing Activities:

     Expenditures for property and equipment . . . . . . . . .                   (214)                    (54)
                                                                               -------               ---------

 Net cash used in investing activities . . . . . . . . . . . .                   (214)                    (54)
                                                                               -------               ---------


 Net decrease in cash and cash equivalents . . . . . . . . . .                   (217)                   (389)


 Cash and cash equivalents - beginning of period . . . . . . .                  4,386                   1,955
                                                                               ------                --------


 Cash and cash equivalents - end of period . . . . . . . . . .                $ 4,169               $   1,566
                                                                               ======                ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Advisers, Inc. and Subsidiary (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.  INVESTMENT ADVISORY SERVICES

         The Company has investment advisory or management agreements to manage the assets of certain companies. The Company charges a management fee for managing the day-to-day activities of these companies pursuant to those agreements.

         On May 3, 1996, the Company reached an agreement in principle with Allied Capital Commercial Corporation ("Allied Commercial"), a commercial mortgage REIT whose assets are managed by the Company, to revise the fee schedule under the investment management agreement between those entities. As of March 31, 1996 and December 31, 1995, the assets of Allied Commercial represented approximately $349 million, or 48%, and $298 million, or 44%, of the assets under management of the Company, and fees earned from managing Allied Commercial's assets represented approximately 42% and 39% of the Company's total revenue for the three months ended March 31, 1996 and for the year ended December 31, 1995, respectively. The revised fee schedule applies to fees payable by Allied Commercial beginning with the quarter ended March 31, 1996, and only applies to loans originated or purchased by Allied Commercial on or after January 1, 1996. All other loans in Allied Commercial's portfolio remain subject to the prior fee schedule of approximately 2.5% per annum on invested assets.

         The revised fee schedule reflects three tiers of management fee percentages payable to the Company, based upon a classification of the outstanding loans (i.e., "Invested Assets") held in Allied Commercial's investment portfolio. This three-tiered schedule is intended to allow Allied Commercial to enter into new business areas. First, Allied Commercial will seek to originate or purchase high credit quality, lower interest rate loans and to be more cost competitive on these types of loans. Second, it will seek to originate or otherwise invest, on a limited basis, in loans secured by real estate with more difficult credit situations that may offer a higher return to the portfolio.

         Class A loans, which have loan-to-value, debt service coverage, and payment history characteristics that generally are superior to those of Allied Commercial's loan portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 1.25% per annum, subject to adjustment by the Company to a rate of 1.00% per annum under certain circumstances.

         Class B loans, which have credit characteristics that generally are comparable to those of the majority of loans held in Allied Commercial's loan portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 2.50% per annum. Most loans fall into this category, which reflects the prior fee structure for Allied Commercial's portfolio of Invested Assets.

         Class C loans, which have credit characteristics that generally are inferior to those of Allied Commercial's existing loan portfolio, will incur management fees, payable quarterly in arrears, at a rate of 3.50% per annum. These loans are "out of the ordinary," and therefore require more sophisticated underwriting and/or closer monitoring than the majority of Allied Commercial's existing loans. Class C loans either represent "turnaround financing" investments or have a non-performing or sub-performing payment history.

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

         Similar to the previous fee arrangement, the revised fee schedule places a quarterly cap, at a rate of 2.50% per annum, on the total management fees payable to the Company with respect to Allied Commercial's holdings of Invested Assets.

         Management fees payable to the Company with respect to Allied Commercial's holdings of cash, cash equivalents, and short-term U.S. government or agency securities and repurchase agreements collateralized thereby (i.e., "Cash and Interim Investments") are not affected by the revised fee schedule. Rather, Cash and Interim Investments will continue to incur management fees, payable quarterly in arrears, at a rate of 0.50% per annum.

NOTE 3.  REVOLVING LINE OF CREDIT AGREEMENT

         The Company has a revolving line of credit agreement (the "Agreement") with a bank whereby the Company may borrow the lesser of 70% of the accrued advisory fee receivable or $1,000,000. The Agreement expires May 31, 1996; however, management anticipates renewing this Agreement with similar terms prior to its expiration.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had $4,169,000 in cash and cash equivalents as compared to $4,387,000 at December 31, 1995. The Company does not have any short or long-term debt obligations as of March 31, 1996.

         The Company's primary source of funds is its advisory and management agreements with the companies it manages. The Company believes that cash flow generated from operations will be sufficient to fulfill its working capital requirements. The Company does have a revolving line of credit with a bank whereby the Company may borrow the lesser of 70% of the accrued advisory fees receivable or $1,000,000.

         RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1996 was $732,000. This is an increase of $209,000, or 40% over the same period in 1995. The substantial growth in net income is a result of increases in revenue arising from increasing invested assets under management combined with moderate growth in operating expenses.

         The Company's revenue for the three months ended March 31, 1996 was $4,173,000, and was $3,580,000 for the same period in 1995, for an increase of 17%. Assets under management increased by approximately $50 million during the first quarter 1996 with a total increase of approximately $160 million since the end of the first quarter of 1995. Total assets under management at March 31, 1996 were approximately $720 million. The significant growth in assets during the first quarter of 1996 was largely due to the purchase and originations of commercial real estate loans for Allied Commercial and Business Mortgage Investors, Inc. Allied Commercial began to offer two new products in the first quarter of 1996. One product is a stronger credit quality loan that offers a more competitive interest rate, and Allied Commercial was able to purchase and originate loans aggregating $53 million of these loans in the first quarter alone. As discussed in Note 2 to the financial statements, the Company has revised its fee schedule with Allied Commercial for these higher-credit quality loans, and the Company will charge a fee ranging from approximately 1% to 1.25% per annum on these loans. Originations and purchases in the other funds under the Company's management in the first quarter of 1996 were largely offset by repayments and changes in valuation, and as a result, did not contribute to an increase in advisory fee revenue. Cash and temporary investments in the aggregate for the funds under the Company's management increased by approximately $13 million largely due to the successful completion of a rights offering to the shareholders of Allied Capital Corporation that generated approximately $8.2 million in new equity for that fund.

         Income before income taxes increased $354,000 to $1,244,000 for the three months ended March 31, 1996, over the same period in 1995. Total expenses as a percent of total revenue has continued to decline throughout 1995 and 1996; since, expenses were 70% and 75% of total revenue for the quarters ended March 31, 1996 and 1995, respectively. Operating expenses increased by 9% in the first quarter of 1996 as compared to the first quarter of 1995. This increase was largely a result of salary increases over the past year.

         Income before income taxes includes the operations of the office building purchased in September of 1994. During the three months ending March 31, 1996, the building generated rental income of $222,000 and $203,000 for the same period in 1995. For the same periods, the building's operating expenses were $110,000 and $104,000, respectively.

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

                 The Company filed a report on Form 8-K on May 6, 1996 to disclose a revision to its investment management fee schedule for Allied Capital Commercial Corporation (Allied Commercial). The revised fee schedule allows for fees as low as 1.0% per annum on high quality loans to approximately 3.5% per annum for those that require more sophisticated underwriting, closer monitoring or carry loan characteristics that are generally inferior to loans currently in the portfolio. However, there is a quarterly cap at a rate of approximately 2.5% per annum on the total management fees payable to the Company. The revised fee schedule is effective March 31, 1996 and applies to loans originated or purchased on or after January 1, 1996.
                 All other loans in Allied Commercial's Portfolio remain subject to the existing fee schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     ALLIED CAPITAL ADVISERS, INC.
                                     -----------------------------
                                              (Registrant)



                                     /s/Jon A. DeLuca
                                     -----------------------------
Date: May 13, 1996                   Jon A. DeLuca
                                     Executive Vice President and
                                     Chief Financial Officer