Form 10-Q
period 1996-06-30
ALLIED CAPITAL ADVISERS INC
filed 1996-08-14
CIK 868207

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           Quarterly report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the quarterly period                           Commission file number:
ended JUNE 30, 1996                                        0-18826
      -------------                                ----------------------


                         ALLIED CAPITAL ADVISERS, INC.
          ------------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                         52-0812307
- -----------------------                            ---------------------
(State or jurisdiction of                           (IRS Employer
incorporation or organization)                     Identification  No.)


                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                    ---------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                               ------     ------

On August 5, 1996 there were 8,990,349 shares outstanding of the Registrant's common stock, $0.001 par value.

                 ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of June 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

             Consolidated Statement of Income - For the Three and Six Months Ended
             June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

             Consolidated Statement of Cash Flows  - For the Six Months Ended
             June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

             Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

  Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

  Item 3.    Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

  Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

  Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

  Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                         PART I - Financial Information
Item 1.  Financial Statements
                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                                 June 30, 1996      December 31, 1995
                                                                                 -------------      -----------------
                                                                                  (unaudited)
 ASSETS
 Current assets:

   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .               $ 4,571              $ 4,386

   Investment advisory fees receivable . . . . . . . . . . . . . . . . .                 4,078                4,067

   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .                 1,162                1,099
                                                                                       -------             --------

     Total current assets  . . . . . . . . . . . . . . . . . . . . . . .                 9,811                9,552

 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .                 4,369                4,273

 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                   793                  706

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   247                  245
                                                                                       -------             --------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  15,220            $  14,776
                                                                                       =======             ========

 LIABILITIES AND SHAREHOLDERS EQUITY

 Current Liabilities:

   Accrued salaries and employee benefits  . . . . . . . . . . . . . . .               $ 1,498            $   2,483

   Accounts payable and accrued expenses . . . . . . . . . . . . . . . .                   660                  929
                                                                                       -------             --------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . .                 2,158                3,412

 Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . .                 2,555                2,377
                                                                                       -------             --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                 4,713                5,789
                                                                                       -------             --------

 Contingencies

 Shareholders' Equity:
   Common stock, $0.001 par value; 20,000,000 shares
     authorized; 8,990,349 shares issued and
     outstanding as of 6/30/96 and 12/31/95  . . . . . . . . . . . . . .
                                                                                             9                    9

   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .                 5,674                5,674

   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,824                3,304
                                                                                       -------             --------

     Total shareholders' equity  . . . . . . . . . . . . . . . . . . . .                10,507                8,987
                                                                                       -------             --------

     Total liabilities and shareholders' equity  . . . . . . . . . . . .             $  15,220            $  14,776
                                                                                       =======             ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                       For the Three Months Ended     For the Six Months Ended
                                                                                June 30,                      June 30,
                                                                      ----------------------------  ---------------------------

                                                                          1996           1995           1996           1995
                                                                     -----------     ----------         ----       ----------
 Revenue:

   Investment advisory and management fees . . . . . . . . . . . .    $    3,902     $    3,633    $    7,787     $    6,990

   Rental and other income . . . . . . . . . . . . . . . . . . . .           292            241           580            464
                                                                          ------      ---------     ---------      ---------
       Total revenue . . . . . . . . . . . . . . . . . . . . . . .         4,194          3,874         8,367          7,454
                                                                          ------       --------      --------       --------

 Expenses:

   Salary and employee benefit expenses  . . . . . . . . . . . . .         2,050          2,039         4,267          4,095

   Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           161            160           321            319

   General and administrative  . . . . . . . . . . . . . . . . . .           629            633         1,181          1,108
                                                                           -----      ---------     ---------       --------

     Total Expenses  . . . . . . . . . . . . . . . . . . . . . . .         2,840          2,832         5,769          5,522
                                                                         -------       --------      --------       --------

 Income before income taxes  . . . . . . . . . . . . . . . . . . .         1,354          1,042         2,598          1,932

 Income tax expense  . . . . . . . . . . . . . . . . . . . . . . .           566            431         1,078            798
                                                                         -------       --------      --------       --------

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .      $      788     $      611    $    1,520     $    1,134
                                                                        ========        =======        ======        =======

 Net income per share  . . . . . . . . . . . . . . . . . . . . . .    $     0.08     $     0.06    $     0.15     $     0.12
                                                                        ========       ========      ========       ========

 Weighted average number of shares and share
    equivalents outstanding  . . . . . . . . . . . . . . . . . . .         9,909          9,595         9,866          9,530
                                                                        ========        =======       =======        =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                     For the Six Months Ended June 30,
                                                                                     ---------------------------------
                                                                                       1996                     1995
                                                                                    -----------              ----------
 Cash Flows from Operating Activities:

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $ 1,520               $   1,134

 Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization . . . . . . . . . . . . . . . . . .                      186                     141

     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                      (87)                    (89)

 Changes in assets and liabilities . . . . . . . . . . . . . . . . . .                   (1,152)                   (616)
                                                                                       ---------                --------

 Net cash used in operating activities . . . . . . . . . . . . . . . .                      467                     570
                                                                                       --------                  ------

 Cash Flows from Investing Activities:

     Expenditures for property and equipment . . . . . . . . . . . . .                     (282)                   (175)
                                                                                         -------              ----------

 Net cash used in investing activities . . . . . . . . . . . . . . . .                     (282)                   (175)
                                                                                         -------              ----------
 Cash Flows from Financing Activities:

     Issuance of common stock  . . . . . . . . . . . . . . . . . . . .                       --                     228
                                                                                        -------                --------

 Net cash provided by financing activities . . . . . . . . . . . . . .                       --                     228
                                                                                        -------                --------

 Net decrease in cash and cash equivalents . . . . . . . . . . . . . .                      185                     623


 Cash and cash equivalents - beginning of period . . . . . . . . . . .                    4,386                   1,955
                                                                                        -------                --------

 Cash and cash equivalents - end of period . . . . . . . . . . . . . .                  $ 4,571               $   2,578
                                                                                         ======                ========





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 1.    GENERAL

           In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Advisers, Inc. and Subsidiary (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.    INVESTMENT ADVISORY SERVICES

           The Company has investment advisory or management agreements to manage the assets of certain companies. The Company charges a management fee for managing the day-to-day activities of these companies pursuant to those agreements.

           In May 1996, the Company reached an agreement with Allied Capital Commercial Corporation ("Allied Commercial"), a commercial mortgage real estate investment trust whose assets are managed by the Company, to revise the fee schedule under the investment management agreement between those entities. As of June 30, 1996 and December 31, 1995, the assets of Allied Commercial represented approximately $343 million, or 47%, and $298 million, or 44%, of the assets under management of the Company, respectively. Fees earned from managing Allied Commercial's assets represented approximately 42% and 39% of the Company's total revenue for the six months ended June 30, 1996 and for the year ended December 31, 1995, respectively. The revised fee schedule applies to fees payable by Allied Commercial beginning with the quarter ended March 31, 1996, and only applies to loans originated or purchased by Allied Commercial on or after January 1, 1996. All other loans in Allied Commercial's portfolio remain subject to the prior fee schedule of approximately 2.5% per annum on invested assets.

           The revised fee schedule reflects three tiers of management fee percentages payable to the Company, based upon a classification of the outstanding loans (i.e., "Invested Assets") held in Allied Commercial's investment portfolio. This three-tiered schedule is intended to allow Allied Commercial to enter into two new business areas. First, Allied Commercial will seek to originate or purchase high credit quality, lower interest rate loans and to be more cost competitive on these types of loans. Second, it will seek to originate or otherwise invest, on a limited basis, in loans secured by real estate with more difficult credit situations that may offer a higher return to the portfolio.

           Class A loans, which have loan-to-value, debt service coverage, and payment history characteristics that generally are superior to those of Allied Commercial's loan portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 1.25% per annum, subject to adjustment by the Company to a rate of 1.00% per annum under certain circumstances.

           Class B loans, which have credit characteristics that generally are comparable to those of the majority of loans held in Allied Commercial's loan portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 2.50% per annum. Most small loans fall into this category, which reflects the prior fee structure for Allied Commercial's portfolio of Invested Assets.

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

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

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

NOTE 3.    REVOLVING LINE OF CREDIT AGREEMENT

           The Company renewed its revolving line-of-credit agreement (the "Agreement") with a bank whereby the Company may borrow the lesser of 70% of the accrued advisory fee receivable or $1,000,000 with the same terms. The renewed Agreement expires May 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF OPERATIONS

           FOR THE SECOND QUARTER ENDED JUNE 30, 1996 AND 1995
           Net income increased 29% to $788,000 or $0.08 per share for the second quarter of 1996 from $611,000 or $0.06 per share in the second quarter of 1995. Total revenue increased 8.3% to $4,194,000 from the same quarter a year ago. Total revenue is comprised of investment advisory and management fees and rental and other income. The increase in investment advisory and management fee revenue resulted from the increase in assets under management. Assets under management equaled $728 million and $612 million as of June 30, 1996 and 1995, respectively. This represents a 19% increase.
           In addition, rental and other income increased 22% to $293,000 from $241,000 for the three months ended June 30, 1996 and 1995, respectively. This increase resulted from the increase in rental income generated from the office building owned by the Company's subsidiary. As of June 30, 1996, the office building was fully leased.

           The Company has been able to control its operating expenses as it continues to increase its assets under management. Total operating expenses for the second quarter of 1996 remained at the same levels for the comparable period in 1995. The effective tax rate in determining net income remained consistent at approximately 42% for three months ended June 30, 1996 and 1995.

           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
           Net income for the six months ended June 30, 1996 was $1.52 million or $0.15 per share, an improvement of $386,000 or 34% over the comparable six-month period of the prior year. The growth in assets under management, as discussed above, resulted in an increase of 11.4% in investment advisory and management fee revenue over the comparable period last year, and this combined with the moderate growth in operating expenses in 1996 as compared with the corresponding period in 1995, is the primary reason for this increase.

           The Company's total revenue for the six months ended June 30, 1996 was $8,367,000, as compared to $7,454,000 for the same period in 1995. Assets under management increased by approximately $57 million during the six months ended June 30, 1996 with a total increase of approximately $116 million since the end of the second quarter of 1995. Total assets under management at June 30, 1996 were approximately $728 million. The growth in assets during the six months ended June 30, 1996 was largely due to the purchase and originations of commercial real estate loans for Allied Commercial and Business Mortgage Investors, Inc. Allied Commercial began to offer two new products in 1996. One product is a stronger credit quality loan that offers a more competitive interest rate, and Allied Commercial was able to purchase and originate loans aggregating $66 million of these loans in the six months ended June 30, 1996. As discussed in Note 2 to the financial statements, the Company has revised its fee schedule with Allied Commercial for these higher-credit quality loans, and the Company charges a fee ranging from approximately 1% to 1.25% per annum on these loans.

           Cash and temporary investments in the aggregate for the funds under the Company's management increased by approximately $14 million largely due to the successful completion of rights offerings to the shareholders of Allied Capital Corporation and Allied Capital Lending Corporation that generated approximately $8.2 million and $6.8, respectfully, in new equity for those funds during the second quarter ended June 30, 1996.

           Income before income taxes increased $666,000 to $2,598,000 for the six months ended June 30, 1996, over the same period in 1995. Total operating expenses were 69% and 74% of total revenue for the six months ended June 30, 1996 and 1995, respectively.

           Income before income taxes includes the operations of the office building purchased in September of 1994. During the six months ended June 30, 1996, the building generated rental income of $446,000, as compared to $396,000 for the same period in 1995. For the same periods, the building's total expenses were $257,000 and $243,000, respectively.

           LIQUIDITY AND CAPITAL RESOURCES

           As of June 30, 1996, the Company had $4,571,000 in cash and cash equivalents as compared to $4,386,000 at December 31, 1995. The Company does not have any short or long-term debt obligations as of June 30, 1996.

           The Company's primary source of funds is its advisory and management agreements with the companies it manages. The Company believes that cash flow generated from operations will be sufficient to fulfill its working capital requirements. The Company renewed its revolving line-of-credit with a bank whereby the Company may borrow the lesser of 70% of the accrued advisory fees receivable or $1,000,000. The revolving line-of-credit was renewed with the same terms as before and expires May 31, 1997.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Allied Capital Advisers, Inc. held its annual meeting of shareholders on May 3, 1996 in Washington, DC. The following directors were elected as proposed in the proxy material to serve until the next annual shareholders meeting:

                        DIRECTOR                             FOR                          WITHHELD
                        --------                             ---                          --------
                     David Gladstone                      7,696,387                        83,199

                 George C. Williams, Jr.                  7,696,287                        83,299

                    Brooks H. Browne                      7,694,387                        85,199

                     Robert E. Long                       7,692,930                        86,656

                     Joan M. Sweeney                      7,634,179                        145,407

                    William L. Walton                     7,694,930                        84,656

         Shareholders ratified the selection of Arthur Andersen LLP to serve as independent accountants until the next shareholders meeting The Company received 7,742,902 shares voting for the ratification, 20,423 shares voting against the ratification, and, 18,058 shares that abstained from voting on the ratification.

         Shareholders also ratified a proposed amendment to the Company's Incentive Stock Option Plan. The Company received 6,284,046 shares voting for the amendment, 790,496 shares voting against the amendment, and 114,435 shares abstaining from voting.

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

         The Company filed a report on Form 8-K on May 6, 1996 to disclose a revision to its investment management fee schedule for Allied Capital Commercial Corporation (Allied Commercial). The revised fee schedule allows for fees as low as 1.0% per annum on high quality loans to approximately 3.5% per annum for those that require more sophisticated underwriting, closer monitoring or carry loan characteristics that are generally inferior to loans currently in the portfolio. However, the new fee schedule imposes a quarterly cap on the investment management fee equal to approximately approximately 2.5% per annum on the total invested assets of Allied Commercial. The revised fee schedule applies to loans originated or purchased on or after January 1, 1996. All other loans in Allied Commercial's Portfolio remain subject to the existing fee schedule.

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

                                         ALLIED CAPITAL ADVISERS, INC.
                                         -----------------------------
                                                  (Registrant)



                                         /s/Jon A. DeLuca
                                         -------------------------------
Date: August 12, 1996                    Jon A. DeLuca
                                         Executive Vice President and
                                         Chief Financial Officer