Form 10-Q
period 1996-09-30
ALLIED CAPITAL ADVISERS INC
filed 1996-11-13
CIK 868207

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                           Commission file number:
ended SEPTEMBER 30, 1996                                    0-18826
      ------------------                            ----------------------


                        ALLIED CAPITAL ADVISERS, INC.
           ------------------------------------------------------
           (exact name of Registrant as specified in its charter)


       MARYLAND                                            52-0812307
-----------------------                              ----------------------
(State or jurisdiction of                                 (IRS Employer
incorporation or organization)                         Identification  No.)


                             1666 K STREET, N.W.
                                  9TH FLOOR
                           WASHINGTON, DC   20006
              -------------------------------------------------
                  (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                           ---  -----  --  -----

On November 8, 1996 there were 8,990,349 shares outstanding of the Registrant's common stock, $0.001 par value.

                         ALLIED CAPITAL ADVISERS, INC.
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet - September 30, 1996 and December 31, 1995  . . . . . . . . . . . . .    1

             Consolidated Statement of Income - For the Three and Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

             Consolidated Statement of Cash Flows - For the Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . .    4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6


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

                         PART I - Financial Information
Item 1.  Financial Statements
                         ALLIED CAPITAL ADVISERS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                                 September 30,     December 31,
                                                                                 -------------     ------------
                                                                                     1996              1995
                                                                                     ----              ----
                                                                                  (unaudited)
 ASSETS

 Current assets:

   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .              $ 5,736         $ 4,386

   Investment advisory fees receivable . . . . . . . . . . . . . . . . .                4,370           4,067

   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .                1,100           1,099
                                                                                      -------        --------

     Total current assets  . . . . . . . . . . . . . . . . . . . . . . .               11,206           9,552

 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .                4,320           4,273

 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                  841             706

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  252             245
                                                                                      -------        --------

     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 16,619       $  14,776
                                                                                      =======        ========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:

   Accrued salaries and employee benefits  . . . . . . . . . . . . . . .              $ 1,813       $   2,483

   Accounts payable and accrued expenses . . . . . . . . . . . . . . . .                  876             929
                                                                                      -------        --------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . .                2,689           3,412

 Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . .                2,617           2,377
                                                                                      -------        --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                5,306           5,789
                                                                                      -------        --------

 Contingencies

 Shareholders' Equity:

   Common stock, $0.001 par value; 20,000,000 shares
     authorized; 8,990,349 shares issued and
     outstanding as of 9/30/96 and 12/31/95  . . . . . . . . . . . . . .                    9               9

   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .                5,674           5,674

   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .                5,630           3,304
                                                                                      -------        --------

     Total shareholders' equity  . . . . . . . . . . . . . . . . . . . .               11,313           8,987
                                                                                      -------        --------

     Total liabilities and shareholders' equity  . . . . . . . . . . . .             $ 16,619       $  14,776
                                                                                      =======        ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         ALLIED CAPITAL ADVISERS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                 For the Three Months Ended      For the Nine Months Ended

                                                                          September 30,                September 30,
                                                                ------------------------------   -------------------------

                                                                          1996         1995          1996          1995
                                                                ----------------     ---------   ----------      ---------
 Revenue:

   Investment advisory and management fees . . . . . . . . . . . .     $   4,064      $  3,582       $11,850      $ 10,569

   Rental and other income . . . . . . . . . . . . . . . . . . . .           318           307           899           773
                                                                        --------       -------        ------       -------
       Total revenue . . . . . . . . . . . . . . . . . . . . . . .         4,382         3,889        12,749        11,342
                                                                        --------       -------        ------       -------


 Expenses:

   Salary and employee benefit expenses  . . . . . . . . . . . . .         2,010         1,917         6,277         5,987

   Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           160           160           481           479

   General and administrative  . . . . . . . . . . . . . . . . . .           840           665         2,021         1,798
                                                                        --------       -------        ------       -------

     Total Expenses  . . . . . . . . . . . . . . . . . . . . . . .         3,010         2,742         8,779         8,264
                                                                        --------       -------        ------       -------


 Income before income taxes  . . . . . . . . . . . . . . . . . . .         1,372         1,147         3,970         3,078

 Income tax expense  . . . . . . . . . . . . . . . . . . . . . . .           565           488         1,644         1,286
                                                                        --------       -------        ------       -------


 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .       $     807      $    659       $ 2,326      $  1,792
                                                                        ========       =======        ======       =======


 Net income per share  . . . . . . . . . . . . . . . . . . . . . .     $    0.08      $   0.07       $  0.24      $   0.19
                                                                        ========       =======        ======       =======


 Weighted average number of shares and share
    equivalents outstanding  . . . . . . . . . . . . . . . . . . .         9,913         9,772         9,877         9,624
                                                                        ========       =======        ======       =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         ALLIED CAPITAL ADVISERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                    For the Nine Months Ended September 30,
                                                                                    ---------------------------------------

                                                                                         1996                     1995
                                                                                      -----------              ----------
 Cash Flows from Operating Activities:

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $2,326                  $1,792

 Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization . . . . . . . . . . . . . . . . . .                      281                     212

     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                     (135)                   (136)

 Changes in assets and liabilities . . . . . . . . . . . . . . . . . .                     (794)                   (802)
                                                                                         -------                 -------

 Net cash provided by operating activities . . . . . . . . . . . . . .                    1,678                   1,066
                                                                                         ------                  ------

 Cash Flows from Investing Activities:

     Expenditures for property and equipment . . . . . . . . . . . . .                     (328)                   (312)

 Net cash used in investing activities . . . . . . . . . . . . . . . .                     (328)                   (312)
                                                                                         -------                 -------

 Cash Flows from Financing Activities:

     Issuance of common stock  . . . . . . . . . . . . . . . . . . . .                       --                     328
                                                                                         ------                  ------

 Net cash provided by financing activities . . . . . . . . . . . . . .                       --                     328
                                                                                         ------                  ------


 Net increase in cash and cash equivalents . . . . . . . . . . . . . .                    1,350                   1,082


 Cash and cash equivalents - beginning of period . . . . . . . . . . .                    4,386                   1,955
                                                                                         ------                  ------


 Cash and cash equivalents - end of period . . . . . . . . . . . . . .                   $5,736                  $3,037
                                                                                         ======                  ======



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         ALLIED CAPITAL ADVISERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE 1. GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Advisers, Inc. and Subsidiary (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2. INVESTMENT ADVISORY SERVICES

The Company has investment advisory or management agreements to manage the assets of certain companies. The Company charges a management fee for managing the day-to-day activities of these companies pursuant to those agreements.

In May 1996, the Company reached an agreement with Allied Capital Commercial Corporation ("Allied Commercial"), a commercial mortgage real estate investment trust whose assets are managed by the Company, to revise the fee schedule under the investment management agreement between those entities. As of September 30, 1996 and December 31, 1995, the assets of Allied Commercial represented approximately $348 million, or 46%, and $298 million, or 44%, of the assets under management of the Company, respectively. Fees earned from managing Allied Commercial's assets represented approximately 42% and 39% of the Company's total revenue for the nine months ended September 30, 1996 and for the year ended December 31, 1995, respectively. The revised fee schedule applies to fees payable by Allied Commercial beginning with the quarter ended March 31, 1996, and only applies to loans originated or purchased by Allied Commercial on or after January 1, 1996. All other loans in Allied Commercial's portfolio remain subject to the prior fee schedule of approximately 2.5% per annum on invested assets.

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

Class A loans, which have loan-to-value, debt service coverage, and payment history characteristics that generally are superior to those of Allied Commercial's loan portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 1.25% per annum, subject to adjustment by the Company to a rate of 1.0% per annum under certain circumstances.

Class B loans, which have credit characteristics that generally are comparable to those of the majority of loans held in Allied Commercial's loan portfolio at December 31, 1995, will incur management fees, payable quarterly in arrears, at a rate of 2.5% per annum. Most small loans fall into this category, which reflects the prior fee structure for Allied Commercial's portfolio of Invested Assets.

                         ALLIED CAPITAL ADVISERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



Class C loans, which have credit characteristics that generally are inferior to those of Allied Commercial's existing loan portfolio, will incur management fees, payable quarterly in arrears, at a rate of 3.5% per annum. These loans are "out of the ordinary," and therefore require more sophisticated underwriting and/or closer monitoring than the majority of Allied Commercial's existing loans. Class C loans either represent "turnaround financing" investments or have a non-performing or sub-performing payment history.

Similar to the previous fee arrangement, the revised fee schedule places a quarterly cap, at a rate of 2.5% per annum, on the total management fees payable to the Company with respect to Allied Commercial's holdings of Invested Assets.

Management fees payable to the Company with respect to Allied Commercial's holdings of cash, cash equivalents, and short-term U.S. government or agency securities and repurchase agreements collateralized thereby (i.e., "Cash and Interim Investments") are not affected by the revised fee schedule. Cash and Interim Investments will continue to incur management fees, payable quarterly in arrears, at a rate of 0.5% per annum.


NOTE 3. REVOLVING LINE OF CREDIT AGREEMENT

The Company renewed its revolving line-of-credit agreement (the "Agreement") with a bank whereby the Company may borrow the lesser of 70% of the accrued advisory fee receivable or $1,000,000 with the same terms. The renewed Agreement expires May 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1996 AND 1995
         Net income increased 22% to $807,000 or $0.08 per share for the third quarter of 1996 from $659,000 or $0.07 per share in the third quarter of 1995. Total revenue increased 13% to $4,382,000 from the same quarter a year ago. Total revenue is comprised of investment advisory and management fees and rental and other income. The increase in investment advisory and management fee revenue resulted from the increase in assets under management. Assets under management equaled approximately $755 million and approximately $639 million as of September 30, 1996 and 1995, respectively. This represents an 18% increase in assets under management. In addition, rental and other income increased 4% to $318,000 from $307,000 for the three months ended September 30, 1996 and 1995, respectively. This increase resulted primarily from the increase in interest earned from cash and temporary investments.

         The Company has been able to control its operating expenses as it continues to increase its assets under management. Total operating expenses as a percent of revenue have declined to 69% for third quarter 1996 as compared to 71% for the comparable period in 1995.
         The effective tax rate in determining net income was approximately 41% and 42% for three months ended September 30, 1996 and 1995, respectively.

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
         Net income for the nine months ended September 30, 1996 was $2.33 million or $0.24 per share, an increase of $534,000 or 30% over the comparable nine month period of the prior year. The growth in assets under management resulted in an increase of 12% in investment advisory and management fee revenue over the comparable period last year. Operating expenses in 1996 as compared with the corresponding period in 1995, have grown at a rate of 6%.

         The Company's total revenue for the nine months ended September 30, 1996 was $12,749,000, as compared to $11,342,000 for the same period in 1995. Assets under management increased by approximately $85 million during the nine months ended September 30, 1996 with a total increase of $116 million since the end of the third quarter of 1995. The growth in assets during the nine months ended September 30, 1996 was largely due to the purchase and origination of commercial real estate loans for Allied Commercial and Business Mortgage Investors, Inc. ("BMI"). In the nine months ended September 30, 1996 Allied Commercial and BMI collectively have increased invested assets incurring a 2.5% per annum fee by $11 million and invested assets incurring 1 - 1.25% per annum increased $71 million.

         Income before income taxes increased $892,000 to $3,970,000 for the nine months ended September 30, 1996, over the same period in 1995. Total operating expenses were 69% and 73% of total revenue for the nine months ended September 30, 1996 and 1995, respectively.

         Income before income taxes includes the operations of the office building purchased in September of 1994. During the nine months ended September 30, 1996, the building generated rental income of $670,000, as compared to $610,000 for the same period in 1995. For the same periods, the building's total expenses were $383,000 and $360,000, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had $5,736,000 in cash and cash equivalents as compared to $4,386,000 at December 31, 1995. The Company does not have any short or long-term debt obligations outstanding as of September 30, 1996.

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

         Statements included in this filing concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are included but are not limited to those listed in the Company's quarterly reports as filed on Form 10-Q and annual report as filed on Form 10-K.

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

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

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

                                      ALLIED CAPITAL ADVISERS, INC.
                                      -----------------------------
                                               (Registrant)



                                      /s/Jon A. DeLuca
                                      --------------------------------------
Date: November 13, 1996               Jon A. DeLuca
                                      Executive Vice President and
                                      Chief Financial Officer