Form 10-K405
period 1996-12-31
ALLIED CAPITAL ADVISERS INC
filed 1997-03-31
CIK 868207

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-K
                                     ------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-18826

                          ALLIED CAPITAL ADVISERS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)
                                     ------


                  MARYLAND                                   52-0812307
        (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
             OF INCORPORATION)                          IDENTIFICATION NO.)

        1666 K STREET, NW, NINTH FLOOR
               WASHINGTON, D.C.                                20006
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 331-1112

                                     ------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                        ON WHICH REGISTERED
             -------------------                        -------------------
                    NONE                                        NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 19, 1997 was approximately $40,736,996 based upon the average bid and asked price for the registrant's common stock on that date. As of March 19, 1997 there were 9,010,460 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1997 are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I


Item 1.   Business.

         Allied Capital Advisers, Inc. (the "Company") was incorporated under the laws of the District of Columbia in May 1964 and was reorganized as a Maryland corporation in September 1990. The Company is engaged primarily in the business of providing investment advice and related services to the investment funds comprising the Allied Capital family of funds (the "Allied Funds"). In 1989, the Company registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Until late 1990, the Company was a wholly owned subsidiary of Allied Capital Corporation ("Allied I"); it thereafter became a public company upon the distribution of all of its then issued and outstanding shares to the stockholders of Allied I.

         The Allied Funds focus primarily on investments in small growing entrepreneurial companies. During 1996, the Company served as an investment adviser to Allied I, Allied Capital Corporation II ("Allied II"), Allied Capital Lending Corporation ("Allied Lending"), Allied Venture Partnership ("Allied Venture"), Allied Technology Partnership ("Allied Technology"), Allied Capital Mortgage LLC ("Allied Mortgage") and Allied Capital Midwest LLC ("Allied Midwest"), each of which specializes in financing for small, private businesses through senior or subordinated debt and combinations of debt and equity. During 1996, the Company also served as investment manager to Allied Capital Commercial Corporation ("Allied Commercial") and Business Mortgage Investors, Inc. ("BMI"), each of which is a real estate investment trust that specializes in small business loans collateralized by real estate. Allied I, Allied II, Allied Lending, and Allied Commercial are publicly owned investment funds, and BMI, Allied Venture, Allied Technology, Allied Mortgage and Allied Midwest are privately held.

         As the investment adviser or investment manager of the Allied Funds, the Company provides a variety of services in the management and servicing of those funds' portfolios of investments in small growth-oriented businesses. The Company generally searches for and recommends investment opportunities to the investment funds that it manages, services the portfolios under its management and provides significant managerial assistance to portfolio companies of certain of the funds that it manages. As the investments of its managed funds generally are in private companies, management and servicing of the funds' portfolios is labor intensive. Because the size of such investments generally is relatively small, the labor intensity of the Company's work is relatively high due to the number of investments comprising the portfolios of its managed funds. In addition, the Company is required to monitor the compliance of certain of the managed funds with regulations applicable to business development companies, small business lending corporations, small business investment companies, specialized small business investment companies and real estate investment trusts.

         The Company receives advisory and management fees as set forth in the various advisory or management agreements it has with the Allied Funds. The fees charged pursuant to these agreements generally approximate 2.5 percent on invested assets and 0.5 percent on interim investments, cash and cash equivalents on an annual basis. The Company receives payments of advisory and management fees quarterly in arrears. At December 31, 1996, 1995 and 1994, the Company managed assets of approximately $764 million, $670 million, and $569 million, respectively. Included in invested assets at December 31, 1996, 1995 and 1994, were approximately $53 million, $60 million, and $37 million, respectively, in assets of a company that is co-managed by another investment manager. The Company pays one-third of its fees received from this company to the co-manager.

         The Company from time to time will waive or adjust its advisory or management fees, given certain regulatory or economic circumstances. The Company believes that it is prudent to waive or adjust its fees when market conditions dictate such an adjustment, and such actions will enhance the Company's investment advisory and management performance overall. The Company has adjusted its fee schedule with Allied Commercial to provide a range of fees charged on new loans originated. The range of fees for loans originated in 1996 was from 1 percent to 3.5 percent and the range of fees for new loans originated beginning January 1, 1997 is from 0.5 percent to 3.0 percent. The Company maintains a quarterly cap on the fees for those assets of 2.5 percent on an annual basis. The weighted average advisory and management fees as a percent of average total assets under management equaled 2.2 percent, 2.3 percent, and 2.2 percent for the years ended December 31, 1996, 1995, and 1994, respectively.

         At December 31, 1996, assets under the Company's management with respect to, and the invested assets of, its managed funds that each generate approximately 10% or more of the advisory fees paid to the Company were as follows:

(in millions)              At December 31, 1996               At December 31, 1995
                           Total          Invested Total             Invested
Name of Fund               Assets         Assets              Assets            Assets
------------               ---------------------------        ------------------------
Allied I                    $166               $109            $148               $111

Allied II                    107                 88             107                101

Allied Lending                68                 67              55                 52

Allied Commercial            370                345             298                281



         The Company also provides advisory services to Allied Venture, Allied Technology, BMI, Allied Mortgage and Allied Midwest. Allied Midwest is a newly formed fund and is in the process of closing on investment subscriptions. Subscriptions for $50 million had been received by Allied Midwest as of March 1, 1997. With the exception of Allied Venture, Allied Technology, Allied Midwest and Allied Mortgage, all of the funds currently managed by the Company provide opportunities for growth through leverage. While the amount of leverage these funds are able to obtain will depend upon various factors, including market conditions and the cost of capital, none of the funds had exhausted its ability to obtain debt capital as of December 31, 1996, and the potential for growth in assets under management from debt capital remains.

Services Provided to the Managed Funds

         As investment adviser or investment manager, the Company generally identifies potential investments for the managed funds, evaluates those potential investments for the specific fund, structures and closes all investments for each fund and monitors all investments and the performance of each portfolio company of each managed fund. The Company utilizes investment and loan officers, each of whom is responsible for certain portfolio companies of a managed fund. The Company's investment and loan officers servicing Allied I, Allied II and Allied Lending also provide management assistance and counseling to their portfolio companies upon the request of any portfolio company or when it appears that a portfolio company is encountering business or financial difficulties. At December 31, 1996, twenty-two of the Company's seventy employees were investment and loan officers.

         In addition to providing services as an investment adviser or investment manager, the Company provides accounting functions and investment and loan servicing functions for its managed funds. The Company's accounting staff is responsible for all internal and external financial reporting of the managed funds, including reports to stockholders and required reports to the U.S. Small Business Administration ("SBA"), the Securities and Exchange Commission ("SEC") and the Internal Revenue Service ("IRS"), and all record keeping regarding investments in and loans to portfolio companies. The investment and loan servicing staff processes monthly payments received from borrowers of the managed funds, processes escrow payments, monitors payment activity and responds to routine inquiries from borrowers. At December 31, 1996, seventeen of the Company's employees were involved in accounting and servicing functions.

         The Company also provides a compliance function for its managed funds and their subsidiaries. At December 31, 1996, nine of the managed funds, including subsidiary funds, were investment companies; of those nine managed funds and subsidiary funds, four are registered under the Investment Company Act of 1940, as amended (the "1940 Act"), five have elected to be regulated as business development companies, two are licensed small business investment companies, and two are licensed as specialized small business investment companies. Two of the managed funds are real estate investment trusts. The compliance function provided by the Company seeks to ensure compliance with the rules and regulations imposed by the SEC, SBA and IRS on the managed funds and their subsidiaries and reviews proposed investments or restructurings to assure compliance with applicable regulatory requirements. The Company also monitors its compliance with rules and regulations that govern its operation as an investment adviser under the Advisers Act.

         Members of the Company's investor relations staff coordinate press releases, quarterly and annual reports and proxy statements by the Company and its managed funds and respond to inquiries from over 40,000 stockholders of the Company and its managed funds. At December 31, 1996, two of the Company's employees were involved in investor relations.

Investment Adviser to Allied I, Allied II, and Allied Lending

         Each of Allied I, Allied II, and Allied Lending is a management investment company that has elected to be regulated as a business development company ("BDC") under the 1940 Act. Allied I and Allied II each has a subsidiary licensed by the SBA as a small business investment company ("SBIC"), and a subsidiary licensed by the SBA as a specialized small business investment company ("SSBIC"). Each SSBIC subsidiary may provide financing for socially or economically disadvantaged small businesses. Allied I and Allied II each seeks, either directly or through its subsidiaries, to make privately negotiated investments in small businesses, generally in the form of debt securities with options or warrants, for the purpose of financing growth, management buyouts, recapitalizations or special situations. Allied Lending is an SBA-approved small business lending company that makes loans to small businesses that may be guaranteed to the extent of 70% to 90% by the SBA. Allied Lending, either directly or indirectly through its subsidiaries, systematically sells to investors, without recourse, the guaranteed portion of its loans, which it continues to service. As BDCs, Allied I, Allied II, and Allied Lending offer and provide significant guidance and counseling to their portfolio companies concerning management, operations and business objectives and policies upon the request of any portfolio company or when it appears that a portfolio company is encountering business or financial difficulties.

         In accordance with the conditions of an exemptive order of the SEC permitting co-investments (the "co-investment guidelines"), most of the acquisitions and dispositions of investments by Allied I are made generally, pro rata based on total assets, in participation with Allied II, and vice versa, on the same terms, subject to the approval of each company's board of directors, including a majority of their respective independent directors. Allied I and Allied II also made investments in participation with Allied Venture and Allied Technology during the period in which Allied Venture and Allied Technology were making investments. The co-investment guidelines provide Allied I and Allied II with the opportunity to dispose of any securities in which the other or Allied Venture or Allied Technology have invested in proportion to their holdings of such securities.

         The Company has entered into a separate investment advisory agreement with each of Allied I, Allied II, and Allied Lending that continues in effect as long as such continuance is specifically approved at least annually by the board of directors of the respective company, including a majority of such company's directors who are not "interested" (within the meaning of the 1940 Act) or by vote of a majority (as defined in the 1940 Act) of the outstanding voting securities of the respective company. Each such agreement may be terminated at any time, without the payment of any penalty, by the board of directors of the respective company or by vote of a majority (as defined in the 1940 Act) of the outstand ing voting securities of such company. In accordance with the 1940 Act, each such agreement terminates automatically in the event of its assignment by the Company.

Investment Manager to Allied Commercial and BMI

         Allied Commercial and BMI each are intended to qualify as a real estate investment trust ("REIT") for federal tax purposes. Allied Commercial is publicly owned, and seeks to purchase or originate commercial loans to small businesses secured by liens on real estate. BMI is privately owned by institutional and other accredited investors. Allied Commercial and BMI have participated in proportion to their respective capitalizations in most business loans purchased or originated by them through the end of 1996.

         The Company has entered into investment management agreements with Allied Commercial and BMI that remain in effect indefinitely unless terminated by an affirmative vote of the holders of at least two-thirds of the voting shares of Allied Commercial or BMI then outstanding. Allied Commercial will undertake to include in its proxy statement and shareholders will have the opportunity to consider and vote on a voluntary liquidation of the company in the years 2000, 2003, and 2006. Effective January 1, 1997, BMI is no longer making any new investments and has begun liquidation.

         In addition, the management agreement with BMI, which is co-managed by the Company and Siguler Guff & Company (the "Investment Managers"), may be terminated by a majority of independent directors as to either of the

Investment Managers if such Investment Manager becomes insolvent, its registration as an investment adviser is revoked or suspended or it is disqualified to serve as a fiduciary under the Employee Retirement Income Security Act of 1974.

         Under its current investment management agreement with BMI, the Company must remit one-third of the fee received from BMI to Siguler Guff & Company.

         During 1996, Allied Commercial and BMI, through a jointly owned corporation, Allied Capital Funding, LLC ("Funding") issued to the public bonds collateralized by mortgage loans. The Company is the mortgage servicer to Funding; however, because of its investment management agreements already in place with Allied Commercial and BMI, the Company has agreed to receive no incremental revenue for services provided to Funding.

Investment Adviser to Allied Mortgage and Allied Midwest

         Allied Mortgage and Allied Midwest each is organized as a Delaware limited liability company ("LLC") and operates as an investment fund. Neither LLC is registered under the 1940 Act, but each may determine to register under, and thus become subject to, the 1940 Act in the future. The business of Allied Mortgage is to purchase non-performing loans from the Federal Deposit Insurance Corporation, banks and other sources. It is expected that many of these loans will involve first mortgages (or deeds of trust) on real estate, as well as first liens on the operating assets of small businesses. Once a loan is purchased, Allied Mortgage seeks to restore part of the non-performing loan to a performing status, and to reduce the remaining part of the loan to an equity ownership in the business or an equity ownership in the real estate asset underlying the loan. Allied Midwest seeks to achieve long-term growth in the value of its net assets, capital gains and current income primarily by providing equity and debt capital for small, privately owned businesses which are headquartered or have a major presence in the following Midwestern states:
Michigan, Wisconsin, Illinois, Indiana and Ohio (the "Midwest"). The Company pursues this objective principally by utilizing equity and debt capital for the financing of small businesses across a broad range of industries in the Midwest which may have some difficulty in obtaining conventional financing from banks or other financial institutions.

         The Company has entered into separate investment advisory agreements with Allied Mortgage and Allied Midwest that continue in effect as long as such continuance is specifically approved at least annually by the board of managers of the respective LLC, including a majority of such LLC's managers who are not "interested" (within the meaning of the 1940 Act) or by vote of a majority (as defined in the 1940 Act) of the outstanding membership interests of the respective LLC. Each such agreement may be terminated at any time, without the payment of any penalty, by the board of managers of the respective LLC or by vote of a majority (as defined in the 1940 Act) of the outstanding voting securities of such LLC. Each such agreement terminates automatically in the event of its assignment by the Company.

Investment Adviser to Allied Venture and Allied Technology

         Allied Venture and Allied Technology are private venture capital partnerships in the business of making privately negotiated investments in small businesses for the purpose of financing growth or management buyouts, generally in the form of debt securities with options or warrants. The Company is the general partner of Allied Management Partners, which is the general partner of Allied Venture and Allied Technology. The limited partners of Allied Venture and Allied Technology include large insurance companies, pension funds and other institutions. The limited partnership agreements of Allied Venture and Allied Technology both provide that Allied Management Partners, as general partner, will be entitled to receive 20% of all proceeds of dispositions of investments after return of the total capital contribution made by each respective limited partner. One-half of the share of such proceeds received by Allied Management Partners will accrue to the Company as the general partner of Allied Management Partners and the other half will accrue to the limited partners of Allied Management Partners, which at this time includes Messrs. Williams, and Williams III, who are also directors and/or officers of the Company. At December 31, 1996, neither Allied Venture nor Allied Technology had returned the entire capital contributions to their respective limited partners.

         Allied Venture and Allied Technology have invested with Allied I or Allied II in portfolio companies, and the co-investment guidelines applicable to Allied I and Allied II provide Allied Venture and Allied Technology with the opportunity to dispose of any securities in which Allied I and Allied II have invested in proportion to their holdings of such securities.

         The Company's service as investment adviser to each of Allied Venture and Allied Technology continues in effect for the life of the respective partnership, subject to termination by their respective limited partners under certain specified circumstances. Both Allied Venture and Allied Technology are in the process of liquidating their respective portfolios. As a result, it is likely that the Company will cease to receive advisory fees from these entities beginning in 1999.

Other Revenue Sources

         From time to time, the Company may provide loan packaging and other investment banking-type services to third parties, for which it may be paid fees on a basis that is negotiated separately on each occasion with the third party involved. The Company's investment advisory agreements with its managed funds generally provide that fees collected by the Company in connection with any investment transaction entered into or proposed to be entered into by these companies will be treated as commitment fees or management fees and will be received by the respective company in proportion to its participation in such transaction.

         In September 1994, the Company's wholly owned subsidiary, Allied Capital Property Corporation, acquired for investment and for a potential future business location, an office building and land on which it was situated in Vienna, Virginia, a suburb of Washington, D.C. The building has approximately 58,000 rentable square feet and had an occupancy rate of approximately 84% at the time of the acquisition. As of December 31, 1996, the occupancy rate was 100%. See "Item 2. Properties," below. The Company received gross revenue from the operations of this building of $916,000 and $828,000 in 1996 and 1995, respectively. Net of operating expenses, incremental pre-tax profits generated by the building's operations were $410,000 and $342,000 in 1996 and 1995, respectively.

Competition

         Various aspects of the operations of the Company are comparable to the operations of many professional money management companies, many of which (e.g. mutual funds) have substantially greater resources than the Company and greater access to public investors. Management of the Company believes that it is the only publicly owned investment adviser that specializes in small business investment management and that certain aspects of its operations are distinct from the operations and services provided by investment advisers that manage portfolios of publicly traded securities.

Change of Chairman and Chief Executive Officer

         After 22 years with the Allied Capital companies, David Gladstone stepped down as Chairman and Chief Executive Officer of the Company in early 1997, and the Board appointed William L. Walton to be the Company's new Chairman and Chief Executive Officer. Mr. Gladstone also resigned as a director on March 19, 1997 and will not stand for election to the board of directors. Mr. Walton has been affiliated with the Allied Capital companies for more than ten years, both as a director of the Company and as a past director of Allied Capital Corporation. Mr. Walton's extensive experience in the investment industry combined with his performance as an entrepreneur provide an excellent mix of talent for the Company. He previously served as Managing Director of New York-based Butler Capital Corporation and was the personal venture capital advisor for William S. Paley, founder and Chairman of CBS. More recently, Mr. Walton founded two private companies dedicated to improving education for children with a focus on reading and languages. Mr. Walton has been a commercial banker, an investment banker with Lehman Brothers Kuhn Loeb, a private investor and an entrepreneur, and throughout his career has been involved in the growth and finance of small business.

ITEM 2.  PROPERTIES.

         The Company's principal offices are located on the ninth floor of 1666 K Street, NW, Washington, D.C., an office building in the heart of Washington's business and financial district. The Company leases approximately 22,000 square feet of office space at that location under a lease that currently expires in 1998. That office is equipped with a network of personal computers for word processing, financial analysis and accounting, which the Company believes is suitable for the Company's needs for the foreseeable future.

         The Company's wholly owned subsidiary, Allied Capital Property Corporation, owns an office building and land on which it is situated in Vienna, Virginia, a suburb of Washington, DC. The building has approximately 58,000 rentable square feet and had an occupancy rate of 100% as of December 31, 1996. The Company acquired that building for investment, as a hedge against rising leasing costs and tax rates in the District of Columbia and with the expectation that the Company will consider locating its operations to the building at some point in the future.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is party to certain lawsuits in connection with its business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1997, as well as certain other information with respect to those persons:


                                               Positions Currently
                                                  Held with the                  Principal Occupations
Name                            Age                   Company                    During Past Five Years
----                            ---            ------------------                ----------------------
William L. Walton               47             Chairman and Chief                Employed by the Company since
                                               Executive Officer                 1997; Chairman and Chief
                                                                                 Executive Officer of Allied I, Allied
                                                                                 II, Allied Commercial, and Allied
                                                                                 Lending; Manager of Allied
                                                                                 Midwest; Chief Executive Officer of
                                                                                 Success Lab, Inc. (children's
                                                                                 educational services) from 1993 to
                                                                                 1996; Chief Executive Officer of
                                                                                 Language Odyssey (educational
                                                                                 publishing and services) from 1992
                                                                                 to 1996; Managing Director of
                                                                                 Butler Capital Corporation from
                                                                                 1987 to 1991.

Joan M. Sweeney                  37            President and Chief Operating     Employed by the Company since
                                               Officer                           1993; Executive Vice President of
                                                                                 Allied I, Allied II, Allied
                                                                                 Commercial, Allied Lending, BMI,
                                                                                 Allied Mortgage and Allied
                                                                                 Midwest; Executive Vice President
                                                                                 of the Company from 1993 to 1994;
                                                                                 Senior Manager at Ernst & Young
                                                                                 from 1990 to 1993.

G. Cabell Williams III           42            Executive Vice President          Employed by Allied I or the
                                                                                 Company since 1981; President and
                                                                                 Chief Operating Officer of Allied I;
                                                                                 Executive Vice President of Allied
                                                                                 II, Allied Commercial, Allied
                                                                                 Lending and BMI; Executive Vice
                                                                                 President of Allied Midwest.  He is
                                                                                 the son of George C. Williams.

John M. Scheurer                  44           Executive Vice President          Employed by the Company since
                                                                                 1991; President and Chief
                                                                                 Operating Officer of Allied
                                                                                 Commercial; Executive Vice
                                                                                 President of Allied I, Allied II,
                                                                                 Allied Lending, Allied Mortgage
                                                                                 and Allied Midwest; President of
                                                                                 BMI.

Katherine C. Marien               48           Executive Vice President          Employed by the Company since
                                                                                 1992; President and Chief
                                                                                 Operating Officer of Allied
                                                                                 Lending; Executive Vice President
                                                                                 of Allied I, Allied II, Allied
                                                                                 Commercial, Allied Midwest and
                                                                                 BMI; Financial Consultant with
                                                                                 Wilks & Schwartz Broadcasting
                                                                                 from 1990 to 1992.

Jon A. DeLuca                     34           Executive Vice President,         Employed by the Company since
                                               Treasurer and Chief Financial     1994; Executive Vice President,
                                               Officer                           Treasurer and Chief Financial
                                                                                 Officer of Allied I, Allied II, Allied
                                                                                 Commercial, Allied Lending, BMI,
                                                                                 Allied Mortgage and Allied
                                                                                 Midwest; Manager of
                                                                                 Entrepreneurial Services at Coopers
                                                                                 & Lybrand from 1986 to 1994.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" and "Quarterly Stock Price" sections and to the "Selected Consolidated Financial Data" section of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the table in the "Selected Consolidated Financial Data" of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1996 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and Report of Independent Public Accountants thereon contained in the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Compliance with Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Stockholders, scheduled to be held on May 16, 1997 (the "1997 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" of this Report.

ITEM 11.   EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Directors and Executive Officers," "Stock Options" and "Compensation of Directors" of the 1997 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Beneficial Ownership of Common Stock" of the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this Item is incorporated by reference to the section captioned "Certain Transactions" of the 1997 Proxy Statement.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

      1.   A.  The following financial statements are filed herewith:

           Consolidated Balance Sheet as of December 31, 1996 and 1995. Consolidated Statement of Income for the years ended December 31,
            1996, 1995 and 1994.
           Consolidated Statement of Shareholders' Equity for the years ended
            December 31, 1996, 1995 and 1994.
           Consolidated Statement of Cash Flows for the years ended December
            31, 1996, 1995 and 1994.
           Notes to Consolidated Financial Statements.

           B. There is filed herewith the Report of Independent Public Accountants with respect to the financial statements listed in A. above.

      2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

      3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit Number       Description

3(i)*                Amended and Restated Articles of Incorporation

3(ii)*               By-laws

4 Instruments defining the rights of security holders. See Exhibits 3(i) and 3(ii).

10.1(1) Investment Advisory Agreement between the Company and Allied Capital Corporation, dated May 4, 1995.

10.2(2) Investment Advisory Agreement between the Company and Allied Capital Corporation II, dated May 11, 1995.

10.3(3) Investment Management Agreement between the Company and Allied Capital Commercial Corporation, dated June 10, 1992.

10.3(a)(4)           Revised fee schedule for Investment Management Agreement
                     between the Company and Allied Capital Commercial
                     Corporation, dated May 3, 1996.

10.3(b)(5)           Revised fee schedule for Investment Management Agreement
                     between the Company and Allied Capital Commercial
                     Corporation, dated January 9, 1997.

10.4(6) Investment Management Agreement among the Company, Mitchell Hutchins Institutional Investors Inc. and Business Mortgage Investors, Inc., dated January 4, 1993. Assignment of Management Agreement from Mitchell Hutchins Institutional Investors Inc. to Siguler Guff & Company LLC on August 8, 1995.

10.5(6) Agreement between the Company and Mitchell Hutchins Institutional Investors Inc., dated January 4, 1993. Assignment of Agreement Between Investment Managers from Mitchell Hutchins Institutional Investors, Inc. to Siguler Guff & Company LLC on August 8, 1995.

10.7(7) Investment Advisory Agreement between the Company and Allied Capital Lending Corporation, dated May 9, 1995.

10.8(8) Lease Agreement between 1620 K Street Associates Limited Partnership and the Company dated February 17, 1993.

10.10*               Deferred Compensation Plan

10.11*               Stock Option Plan

11*                  Statement regarding computation of per share earnings.

13*                  Excerpts from the 1996 Annual Report to Shareholders.

21 Subsidiaries of the Company and jurisdiction of incorporation:

                          Allied Capital Property Corporation        Maryland

23*                  Consents of Arthur Andersen LLP, independent accountants.

-------------

*    Filed herewith.

(1) Incorporated by reference to Exhibit A to the definitive proxy statement of Allied Capital Corporation relating to its annual meeting of stockholders held on May 4, 1995.

(2) Incorporated by reference to Exhibit A to the definitive proxy statement of Allied Capital Corporation II relating to its meeting of stockholders held on May 11, 1995.

(3) Incorporated by reference to the exhibit of the same number to the Company's Report on Form 10-K for the year ended December 31, 1992.

(4)  Incorporated by reference to Form 8-K filed on May 3, 1996.

(5)  Incorporated by reference to Form 8-K filed on February 7, 1997.

(6) Incorporated by reference to the exhibit of the same name to the Company's Report on Form 10-K for the year ended December 31, 1992 for Agreements. Incorporated by reference to the exhibit of the same name to the Company's Report on Form 10-K for the year ended December 31, 1995 for Assignments.

(7) Incorporated by reference to Exhibit A to the definitive proxy statement of Allied Capital Lending Corporation relating to its annual meeting of stockholders held on May 9, 1995.

(8) Incorporated by reference to an exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(b)  Reports on Form 8-K.

            No reports on Form 8-K have been filed for the three months ended December 31, 1996.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.


                                                   /s/ WILLIAM L. WALTON
                                                   -----------------------------
                                                   William L. Walton
                                                   Chairman of the Board and
                                                     Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                   Title
Signature                                          (Capacity)                                    Date
---------                                          ----------                                    ----
/s/ WILLIAM L. WALTON
--------------------------------                   Chairman and                                  March 27, 1997
William L. Walton                                  Chief Executive Officer
                                                   (Principal Executive Officer)

/s/ JOAN M. SWEENEY
--------------------------------                   Director, President                           March 27, 1997
Joan M. Sweeney                                    and Chief Operating
                                                   Officer

/s/ SWEP DAVIS
--------------------------------                   Director                                      March 27, 1997
Swep Davis


/s/ BROOKS H. BROWNE
--------------------------------                   Director                                      March 27, 1997
Brooks H. Browne


/s/ ROBERT E. LONG
--------------------------------                   Director                                      March 27, 1997
Robert E. Long                                     and Chief Operating
                                                   Officer

/s/ GEORGE C. WILLIAMS
--------------------------------                   Director                                      March 27, 1997
George C. Williams


/s/ JON A. DELUCA
--------------------------------                   Executive Vice President                      March 27, 1997
Jon A. DeLuca                                      and Chief Financial
                                                   Officer (Principal
                                                   Financial and Accounting
                                                   Officer)

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
3(i)                 Amended and Restated Articles of Incorporation

3(ii)                By-laws

10.10                Deferred Compensation Plan

10.11                Stock Option Plan

11                   Statement regarding computation of per share earnings.

13                   Excerpts from the 1996 Annual Report to Shareholders.

23                   Consents of Arthur Andersen LLP, independent accountants.