Form 10-K405/A
period 1996-12-31
ALLIED CAPITAL ADVISERS INC
filed 1997-03-31
CIK 868207

                         Allied Capital Advisers, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with the Company's 1991 and 1992 rights offerings, the ESOP purchased a total of 1,960,763 shares of common stock for approximately $3,186,000 and the Company received $2,036,000 in cash and a note receivable from the ESOP in the amount of $1,150,000. During 1995, the ESOP paid the remaining outstanding balance due under the note to the Company.

Effective January 1, 1997, the Company revised its compensation structure. The board of directors of the Company modified the mandatory contribution related to the money purchase pension plan of the ESOP from a 10 percent contribution to a 5 percent contribution for eligible employees. The board of directors has also decided not to continue the 15 percent contribution. The restructure is not anticipated to have any significant impact on total compensation expense as reductions to ESOP contributions are expected to be offset by increases in current cash wages.

DEFERRED COMPENSATION PLAN. The Company has a deferred compensation plan. Participants in the plan and the determination of their benefits are at the discretion of the board of directors of the Company as of December 31, 1996. Total deferred compensation expense including interest allocated to the participants' accounts on the unfunded deferred compensation liabilities for the years ended December 31, 1996, 1995, and 1994 was $503,000, $460,000, and
$336,000, respectively. Interest is payable on any unfunded deferred compensation liability. The interest rate for the years ended December 31, 1995 and 1994 and for the eight months ended August 31, 1996 was the prime interest rate. The interest rate for the four months ended December 31, 1996 was 5 percent.

NOTE 10. NOTES RECEIVABLE

The Company had outstanding loans totaling $40,000 as of December 31, 1996 and 1995, respectively, to officers of the Company. These loans mature in 2001 and bear interest at 6.7 percent annually. These notes are included in other assets on the accompanying consolidated balance sheet.

NOTE 11. STOCK OPTIONS

The shareholders approved an incentive stock option plan which provides for the granting of options on up to 1,999,580 shares of the Company's common stock. The vesting provisions for individual option grants are determined at issuance by the board of directors. Options may be granted to officers and directors at a price not less than the market value on the date of grant and are exercisable over a period of up to 10 years. Holders of 10 percent or more of the Company's stock must exercise their options within a period of up to five years.

A summary of the activity in the plan for the years ended December 31, is as follows:

--------------------------------------------------------------------------------------------------------------------------------
(shares in thousands)                                        1996                           1995                           1994
--------------------------------------------------------------------------------------------------------------------------------
                                                    WEIGHTED-AVG.                  Weighted-Avg.                  Weighted-Avg.
Options                                   SHARES   EXERCISE PRICE       Shares    Exercise Price       Shares    Exercise Price
                                          --------------------------------------------------------------------------------------
Outstanding at beginning of year           1,457            $2.23        1,593             $2.24        1,497             $2.12
Granted                                      350             7.00            1              3.63          106              4.06
Exercised                                     --               --         (137)             2.41          (10)             2.75
                                          --------------------------------------------------------------------------------------
Outstanding at end of year                 1,807             3.15        1,457              2.23        1,593              2.24
                                          ===================================================================
Options exercisable at year-end            1,308             2.73        1,115              2.29        1,175              2.28
                                          ===================================================================
--------------------------------------------------------------------------------------------------------------------------------


                         Allied Capital Advisers, Inc.
                                       20