Form 10-Q
period 1997-03-31
ALLIED CAPITAL ADVISERS INC
filed 1997-05-14
CIK 868207

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                            Commission file number:
ended MARCH 31, 1997                                         0-18826
      --------------                                 ----------------------


                         ALLIED CAPITAL ADVISERS, INC.
             (exact name of Registrant as specified in its charter)


       MARYLAND                                           52-0812307
-----------------------                             ----------------------
(State or jurisdiction of                                (IRS Employer
incorporation or organization)                        Identification  No.)


                              1666 K STREET, N.W.
                                   9TH FLOOR
                             WASHINGTON, DC   20006
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

On May 12, 1997 there were 8,992,070 shares outstanding of the Registrant's common stock, $0.001 par value.

                         ALLIED CAPITAL ADVISERS, INC.
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet - As of March 31, 1997 and December 31, 1996  ...............  1

             Consolidated Statement of Income - For the Three Months Ended
             March 31, 1997 and 1996 ................................................................  2

             Consolidated Statement of Cash Flows - For the Three Months Ended
             March 31, 1997 and 1996   ..............................................................  3

             Notes to the Consolidated Financial Statements  ........................................  4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..............................................................  6


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  .......................................................................  8

  Item 2.  Changes in Securities  ...................................................................  8

  Item 3.  Defaults Upon Senior Securities  .........................................................  8

  Item 4.  Submission of Matters to a Vote of Security Holders ......................................  8

  Item 5.  Other Information ........................................................................  8

  Item 6.  Exhibits and Reports on Form 8-K .........................................................  8

  Signatures  .......................................................................................  9

                         PART I - Financial Information

Item 1.  Financial Statements

                         ALLIED CAPITAL ADVISERS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                            March 31, 1997             December 31, 1996
                                                                            --------------             -----------------
                                                                            (unaudited)
ASSETS

Current assets:

  Cash and cash equivalents  ............................................      $ 4,819                        $ 5,060

  Investment advisory and management fees receivable ....................        4,013                          4,282

  Other current assets ..................................................        1,296                          1,107
                                                                              --------                       --------

    Total current assets ................................................       10,128                         10,449

Property and equipment, net .............................................        4,313                          4,279

Deferred compensation trust .............................................        1,818                          1,514

Deferred income taxes ...................................................        1,097                          1,087

Other assets ............................................................          186                            194
                                                                               -------                        -------

    Total assets  .......................................................     $ 17,542                       $ 17,523
                                                                               =======                        =======
LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:

  Accrued salaries and employee benefits  ...............................      $ 1,726                      $   3,113

  Accounts payable and accrued expenses .................................        1,133                            701
                                                                               -------                       --------

    Total current liabilities ...........................................        2,859                          3,814

Deferred compensation ...................................................        2,661                          2,658
                                                                               -------                       --------

    Total liabilities ...................................................        5,520                          6,472
                                                                               -------                       --------

Contingencies

Shareholders' Equity:

  Common stock, $0.001 par value; 20,000,000 shares
    authorized; 8,992,070 shares and 8,867,430
    outstanding as of 3/31/97 and 12/31/96, respectively ................            9                              9

  Additional paid-in capital ............................................        5,974                          5,674

  Retained earnings .....................................................        6,879                          6,106

  Common stock held in deferred compensation trust ......................        (840)                          (738)
                                                                                 -----                          -----
    Total shareholders' equity ..........................................       12,022                         11,051
                                                                               -------                        -------

    Total liabilities and shareholders' equity ..........................     $ 17,542                       $ 17,523
                                                                               =======                        =======



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         ALLIED CAPITAL ADVISERS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)




                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                             --------------------------------

                                                                                  1997             1996
                                                                             -----------       ----------

Revenue:

  Investment advisory and management fees ................................     $  3,995            $  3,885

  Rental and other income ................................................          331                 288
                                                                               --------            --------

      Total revenue ......................................................        4,326               4,173
                                                                               --------            --------


Expenses:

  Salaries and employee benefits  ........................................        2,057               2,217

  General and administrative  ............................................          692                 462

  Depreciation and amortization  .........................................          106                  90

  Rent ...................................................................          164                 160
                                                                               --------            --------
    Total Expenses  ......................................................        3,019               2,929
                                                                               --------            --------


Income before income taxes ...............................................        1,307               1,244

Income tax expense .......................................................          534                 512
                                                                               --------            --------

Net income  ..............................................................     $    773            $    732
                                                                               ========            ========


Net income per share .....................................................     $   0.08            $   0.07
                                                                               ========            ========

Weighted average number of shares and share
   equivalents outstanding ...............................................        9,678               9,879
                                                                               ========            ========





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         ALLIED CAPITAL ADVISERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                For the Three Months Ended March 31,
                                                                                ------------------------------------

                                                                                    1997                      1996
                                                                                 -----------               ----------
Cash Flows from Operating Activities:

Net income ...................................................................       $ 773                    $ 732

Adjustments to reconcile net income to net cash used in operating activities:

    Depreciation and amortization  ...........................................         106                       90

    Deferred income taxes ....................................................         (10)                     (51)

    Changes in assets and liabilities ........................................        (778)                    (724)
                                                                                    ------                   ------
Net cash provided by operating activities ....................................          91                       47
                                                                                    ------                   ------


Cash Flows from Investing Activities:

    Expenditures for property and equipment ..................................        (142)                    (214)

    Acquisition of investments in deferred compensation trust ................        (338)                       -

    Distribution of deferred compensation ....................................         (50)                     (50)
                                                                                    ------                   ------

Net cash used in investing activities ........................................        (530)                    (264)
                                                                                    ------                   ------


Cash Flows for Financing Activities:

    Acquisition of common stock in deferred compensation trust................        (102)                       -


    Proceeds from sale of common stock .......................................         300                        -
                                                                                    ------                   ------

Net cash provided by financing activity ......................................         198                        -
                                                                                    ------                   ------


Net decrease in cash and cash equivalents  ...................................        (241)                    (217)


Cash and cash equivalents - beginning of period ..............................       5,060                    4,386
                                                                                    ------                   ------


Cash and cash equivalents - end of period ....................................     $ 4,819                  $ 4,169
                                                                                    ======                   ======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         ALLIED CAPITAL ADVISERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Advisers, Inc. and Subsidiary (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

NOTE 2.  INVESTMENT ADVISORY SERVICES

The Company has investment advisory or management agreements to manage the assets of certain companies. The investment advisory or management agreements are generally annual agreements and remain in effect as long as they continue to be approved by the board of directors of the companies under management. These agreements may be terminated at any time on sixty days' notice, without penalty, by the managed companies' board of directors or by a vote of the holders of a majority of the managed companies' outstanding shares, and these agreements will terminate automatically in the event of their assignment.

The Company does not have an ownership interest in most of the companies it manages; however, certain officers and directors of the Company are also officers and directors of the companies managed, and therefore they may be considered affiliates. The Company manages the day-to-day activities of these companies pursuant to the investment advisory or management agreements and provides personnel, administrative services and assistance, facilities and other support. As set forth in the agreements, the Company pays certain operating expenses, including compensation of the companies' officers and other related personnel costs, office space, and equipment.

The Company receives advisory and management fees as set forth in the various advisory or management agreements it has with the managed entities. At March 31, 1997 and December 31, 1996, the Company managed assets of approximately $807,000,000 and $764,000,000, respectively. Included in invested assets at March 31, 1997 and December 31, 1996, were approximately $51,000,000 and $53,000,000, respectively, in assets of a company that is co-managed by another investment manager. The Company pays one-third of its fees received from this company to the co-manager.

The fees charged pursuant to these agreements generally approximate 2.5 percent on invested assets and 0.5 percent on interim investments and cash and cash equivalents on an annual basis. The Company receives payments of advisory and management fees quarterly in arrears. The Company from time to time will waive or adjust its advisory or management fees, given certain regulatory or economic circumstances. The Company believes that it is prudent to waive or adjust its fees when market conditions dictate such an adjustment, and such actions will enhance the Company's investment advisory and management performance overall. In order for Allied Capital Commercial Corporation (Allied Commercial) to remain competitive, the Company revised the management fee structure with Allied Commercial. The fee schedule was first revised on May 3, 1996 and that scheduled applied to all loans originated or purchased on or after January 1, 1996. Advisers and Allied Commercial modified the fees again in January 1997 for loans originated or purchased on or after January 1, 1997.

The revised fee schedule tiers the management fee payable to Advisers, based upon certain characteristics of the outstanding loans held in Allied Commercial's loan portfolio. The revised fee schedule is based upon credit quality and other factors associated with the loans, and fees range from approximately 0.5 percent per annum to 3.5 percent per annum. The revised fee schedule places a quarterly cap, at a rate of approximately 2.5 percent per annum, on the total management fees payable to Advisers with respect to Allied Commercial's portfolio. The new fee schedule does not alter the fees charged on cash, temporary investments or other assets.

For the first quarter of 1997 and 1996, investment advisory and management fees as a percent of total average assets under management were 2.0% and 2.2%, respectively.

NOTE 3.  DEFERRED COMPENSATION TRUST

In the first quarter of 1997, the trust purchased various securities, including 18,390 shares of the Company's common stock, which is accounted for as treasury stock. The other investments made by the Trust included money market funds, mutual funds, and common stock of certain companies that are under management of the Company.

NOTE 4.  REVOLVING LINE OF CREDIT AGREEMENT

The Company has a revolving line of credit agreement (the "Agreement") with a bank whereby the Company may borrow the lesser of 70% of the accrued advisory or management fee receivable or $1,000,000. The Agreement expires May 31, 1997.

NOTE 5. NET INCOME PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 modifies the method of calculation of net income per share and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.


The following table (in thousands except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure:

                                                                                 Quarter Ended March 31,
                                                                                 -----------------------

                                                                           1997                            1996
                                                                           ----                            ----

Net income  .........................................................      $773                            $732
                                                                           ====                            ====

Basic average shares outstanding ....................................     8,933                           8,990
                                                                          =====                           =====
Basic net income per share ..........................................     $0.09                           $0.08
                                                                          =====                           =====

Effect of dilutive securities:

     Outstanding stock options ......................................       745                             889
                                                                          -----                           -----

Diluted average shares outstanding  .................................     9,678                           9,879
                                                                          =====                           =====

Diluted net income per share ........................................     $0.08                           $0.07
                                                                          =====                           =====



NOTE 6.  CONTINGENCIES

The Company is party to certain lawsuits in connection with its business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the financial condition of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, Allied Capital Advisers, Inc. and its subsidiary (The Company) had $4.8 million in cash and cash equivalents. Current assets were $10.1 million compared to current liabilities of $2.9 million.

The Company is a service company and does not have a significant budget for capital expenditures. Capital expenditures during the first quarter of 1997 were $142,000 and have been largely due to the purchase of computer equipment. Capital resources available at March 31, 1997 appear adequate to satisfy future operating needs. There are no known demands or uncertainties that might cause the Company to have an increased or decreased demand for liquidity.

RESULTS OF OPERATIONS

Comparison of 1997 to 1996

David Gladstone stepped down as Chairman and Chief Executive Officer in early 1997. Mr. Gladstone also resigned as director of the Company in 1997 and did not stand for reelection to the board of directors of the Company.

The Company's board of directors appointed William L. Walton as the Company's new Chairman and Chief Executive Officer. Mr. Walton has been affiliated with the Allied Capital companies for more than ten years, both as a director of the Company and as a past director of Allied Capital Corporation.

Net income increased 5.6% to $773,000 or $0.08 per share for the three months ended March 31, 1997 from $732,000 or $0.07 per share for the comparable period in 1996. Investment advisory and management fee revenue increased to $4.0 million for the three months ended March 31, 1997 compared to $3.9 million for the comparable period in 1996, an increase of 2.8%. The increase in net income and investment advisory fee revenue resulted from the Company being able to continue to increase the assets of the various companies under its management. Total assets under management increased to approximately $807 million as of March 31, 1997 from approximately $764 million at December 31, 1996. This represents a 5.6% increase in assets under management. The investment advisory and management fees charged are pursuant to investment advisory and management agreements and the fees may vary depending upon the particular agreement, and such fees range from 0.5% to 3.5% on invested assets and are 0.5% on cash and temporary investments.

For the first quarter of 1997 and 1996, investment advisory and management fees as a percent of total average assets under management were 2.0% and 2.2%, respectively. Included in invested assets under management as March 31, 1997 are approximately $51 million in assets of a company that is co-managed by another investment manager. The Company pays one-third of its management fees from this company to the co-manager.

The company from time to time will waive or adjust its investment advisory or management fees depending upon the type of investments of a company under management. The Company and its managed fund will agree to a waiver or adjustment of advisory and management fees when particular regulatory or economic circumstances warrant. The Company believes that it is prudent to waive or adjust its fees when market conditions dictate, and such action will enhance the Company's investment advisory and management performance overall.

Throughout the first quarter of 1997, the companies under management providing mezzanine financing continued to experience increased competition in the marketplace. These companies are approaching new investment activity cautiously to assure that they receive adequate compensation for the levels of risk associated with these investments. As a result, asset growth for these companies has slowed, and the market is expected to remain competitive.

Rental and other income includes rent income generated from the office building, interest earned on cash and temporary investments and earnings from the assets in its deferred compensation trust (realized and unrealized earnings). Rental and other income increased 14.9% to $331,000 for the three months ended March 31, 1997 from $288,000 for the same period in 1996. For the three months ended March 31, 1997 and 1996, the office building generated rental income of $236,000 and $222,000, respectively. Interest income from cash and temporary investments was $82,000 and $67,000 for the first quarter ended March 31, 1997 and 1996, respectively. In addition, earnings from the assets held in the deferred compensation trust equaled $14,000 for the three months ended March 31, 1997. The first quarter of 1996 did not have earnings from the deferred compensation trust because it was not established until December 1996. Earnings in the deferred compensation trust include interest and dividend income and unrealized appreciation or depreciation on equity securities.

Total expenses increased 3.1% to $3.0 million as compared to $2.9 million for the three months ended March 31, 1997 and 1996, respectively. Salaries and employee benefits decreased $0.2 million, or 7.2% compared to 1996 expenses. The decrease in salaries and employee benefits in 1997 represents a reduction in headcount for senior investment personnel. The Company is recruiting additional investment professionals and the level of salary expense is anticipated to rise throughout the year. General and administrative expenses increased to $692,000 or 50% for the three months ended March 31, 1997 as compared to the comparable period in 1996. The increase in general and administrative expenses is primarily due to the Company's use of investment consultants while management continues to recruit for permanent investment professionals.

Pre-tax income for the three months ended March 31, 1997 increased by 5.0% or $62,000 over 1996. The effective tax rate was 41% for the first quarter ended March 31, 1997 and 1996.

Statements included in this report concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates.

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is party to certain lawsuits in connection with its business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the financial condition of the Company.

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

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

         The Company filed a report on Form 8-K on February 7, 1997 to disclose a revision to its investment management fee schedule with Allied Capital Commercial Corporation. The revised fee schedule allows for fees as low as 0.5% per annum on high quality loans to approximately 3.0% per annum for those that require more sophisticated underwriting, closer monitoring or carry loan characteristics that are generally inferior to loans currently in the portfolio. However, there is a quarterly cap at a rate of approximately 2.5% per annum on the total management fees payable to the Company. The revised fee schedule is effective January 1, 1997 and applies to loans originated or purchased on or after January 1, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                       ALLIED CAPITAL ADVISERS, INC.
                                       ------------------------------
                                           (Registrant)



                                       /s/Jon A. DeLuca
                                       ------------------------------
Date: May 13, 1997                     Jon A. DeLuca
                                       Executive Vice President and
                                       Chief Financial Officer