Form 10-Q
period 1997-06-30
ALLIED CAPITAL ADVISERS INC
filed 1997-08-14
CIK 868207

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                                                                              Commission file number:
ended JUNE 30, 1997                                                                                            0-18826
      -------------                                                                                    ----------------------


                                            ALLIED CAPITAL ADVISERS, INC.
                                ------------------------------------------------------
                                (exact name of Registrant as specified in its charter)


       MARYLAND                                                                                              52-0812307
-----------------------                                                                                ----------------------
(State or jurisdiction of                                                                                  (IRS Employer
incorporation or organization)                                                                           Identification  No.)


                                                 1666 K STREET, N.W.
                                                      9TH FLOOR
                                               WASHINGTON, DC   20006
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

On August 8, 1997 there were 9,143,379 shares outstanding of the Registrant's common stock, $0.001 par value.

                         ALLIED CAPITAL ADVISERS, INC.
                                FORM 10-Q INDEX



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet - As of June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . .   1

        Consolidated Statement of Income - For the Three and Six Months Ended
        June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

        Consolidated Statement of Cash Flows - For the Six Months Ended
        June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

        Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                         PART I - Financial Information
Item 1.  Financial Statements
                         ALLIED CAPITAL ADVISERS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)



                                                                        June 30, 1997            December 31, 1996
                                                                        -------------            -----------------
                                                                          (unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . .                   $  4,599                     $  5,060
   Investment advisory and management fees receivable  . .                      4,094                        4,282
   Other current assets  . . . . . . . . . . . . . . . . .                      1,341                        1,107
                                                                             --------                     --------
     Total current assets  . . . . . . . . . . . . . . . .                     10,034                       10,449
 Property and equipment, net . . . . . . . . . . . . . . .                      4,267                        4,279
 Deferred compensation trust                                                    1,988                        1,514
 Deferred income taxes . . . . . . . . . . . . . . . . . .                      1,120                        1,087
 Other assets  . . . . . . . . . . . . . . . . . . . . . .                        189                          194
                                                                             --------                     --------
     Total assets  . . . . . . . . . . . . . . . . . . . .                   $ 17,598                     $ 17,523
                                                                             ========                     ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accrued salaries and employee benefits  . . . . . . . .                   $  1,166                    $   3,113
   Accounts payable and accrued expenses . . . . . . . . .                        855                          701
                                                                             --------                     --------
     Total current liabilities . . . . . . . . . . . . . .                      2,021                        3,814
 Deferred compensation . . . . . . . . . . . . . . . . . .                      2,831                        2,658
                                                                             --------                     --------
     Total liabilities . . . . . . . . . . . . . . . . . .                      4,852                        6,472
                                                                             --------                     --------
 Contingencies
 Shareholders' Equity:
   Common stock, $0.001 par value; 20,000,000 shares
     authorized; 8,992,070 shares and 8,867,430
     outstanding as of 6/30/97 and 12/31/96, respectively                           9                            9
   Additional paid-in capital  . . . . . . . . . . . . . .                      5,974                        5,674
   Retained earnings . . . . . . . . . . . . . . . . . . .                      7,603                        6,106
   Common stock held in deferred compensation trust                             (840)                        (738)
                                                                             --------                     --------
     Total shareholders' equity  . . . . . . . . . . . . .                     12,746                       11,051
                                                                             --------                     --------
     Total liabilities and shareholders' equity  . . . . .                   $ 17,598                     $ 17,523
                                                                             ========                     ========





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                                   For the Three Months Ended          For the Six Months Ended
                                                                             June 30,                           June 30,
                                                                   ---------------------------        ---------------------------
                                                                      1997              1996              1997             1996
                                                                      ----              ----              ----             ----
 Revenue:
   Investment advisory and management fees . . . . . . . . .      $    3,974        $    3,902        $    7,969        $    7,787
   Rental and other income . . . . . . . . . . . . . . . . .             422               292               754               580
                                                                    --------          --------          --------          --------
       Total revenue . . . . . . . . . . . . . . . . . . . .           4,396             4,194             8,723             8,367
                                                                    --------          --------          --------          --------
 Expenses:
   Salary and employee benefit expenses  . . . . . . . . . .           2,148             2,050             4,206             4,267
   Rent  . . . . . . . . . . . . . . . . . . . . . . . . . .             168               161               333               321
   General and administrative  . . . . . . . . . . . . . . .             823               629             1,621             1,181
                                                                    --------          --------          --------          --------
     Total Expenses  . . . . . . . . . . . . . . . . . . . .           3,139             2,840             6,160             5,769
                                                                    --------          --------          --------          --------
 Income before income taxes  . . . . . . . . . . . . . . . .           1,257             1,354             2,563             2,598
 Income tax expense  . . . . . . . . . . . . . . . . . . . .             532               566             1,066             1,078
                                                                    --------          --------          --------          --------
 Net income  . . . . . . . . . . . . . . . . . . . . . . .        $      725        $      788        $    1,497        $    1,520
                                                                    ========          ========          ========          ========
 Net income per share  . . . . . . . . . . . . . . . . . . .      $     0.08        $     0.08        $     0.16        $     0.15
                                                                    ========          ========          ========          ========
 Weighted average number of shares and share
    equivalents outstanding  . . . . . . . . . . . . . . . .           9,495             9,909             9,588             9,866
                                                                    ========          ========          ========          ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         ALLIED CAPITAL ADVISERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                 For the Six Months Ended June 30,
                                                                                 ---------------------------------
                                                                                  1997                    1996
                                                                               -----------             -----------
 Cash Flows from Operating Activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . .                     $ 1,497                 $ 1,520
 Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . . . . .                         236                     186
     Deferred income taxes . . . . . . . . . . . . . . . . .                        (33)                    (87)
     Changes in assets and liabilities . . . . . . . . . . .                     (1,834)                 (1,152)
                                                                                 -------                 -------
 Net cash (used in) provided by operating activities . . . .                       (134)                     467
                                                                                 -------                 -------
 Cash Flows from Investing Activities:
     Expenditures for property and equipment . . . . . . . .                       (224)                   (282)
     Acquisition of investments in deferred compensation trust                     (201)                       -
     Distribution of deferred compensation . . . . . . . . .                       (100)                       -
                                                                                 -------                 -------
 Net cash used in investing activities . . . . . . . . . . .                       (525)                  (282)
                                                                                 -------                 -------
 Cash Flows for Financing Activities:
     Acquisition of common stock in deferred compensation trust                    (102)                       -
     Proceeds from sale of common stock  . . . . . . . . . .                         300                       -
                                                                                 -------                 -------
 Net cash provided by financing activity   . . . . . . . . .                         198                       -
                                                                                 -------                 -------
 Net (decrease) increase in cash and cash equivalents  . . .                       (461)                     185
 Cash and cash equivalents - beginning of period . . . . . .                       5,060                   4,386
                                                                                 -------                 -------
 Cash and cash equivalents - end of period . . . . . . . . .                     $ 4,599                 $ 4,571
                                                                                 =======                 =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         ALLIED CAPITAL ADVISERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Advisers, Inc. and Subsidiary (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

NOTE 2.  INVESTMENT ADVISORY SERVICES

The Company has investment advisory or management agreements to manage the assets of certain companies. The investment advisory or management agreements are generally annual agreements and remain in effect as long as they continue to be approved by the board of directors of the companies under management. These agreements may be terminated at any time on sixty days= notice, without penalty, by the managed companies= board of directors or by a vote of the holders of a majority of the managed companies= outstanding shares. In addition, these agreements will terminate automatically in the event of their assignment.

The Company does not have an ownership interest in most of the companies it manages; however, certain officers and directors of the Company are also officers and directors of the companies managed, and therefore they may be considered affiliates. The Company manages the day-to-day activities of these companies pursuant to the investment advisory or management agreements and provides personnel, administrative services and assistance, facilities and other support. As set forth in the agreements, the Company pays certain operating expenses, including compensation of the companies= officers and other related personnel costs, office space, and equipment.

The Company receives advisory and management fees as set forth in the various advisory or management agreements it has with the managed entities. At June 30, 1997 and December 31, 1996, the Company managed assets of approximately $848,000,000 and $764,000,000, respectively. Included in invested assets at June 30, 1997 and December 31, 1996, were approximately $44,000,000 and $53,000,000, respectively, in assets of a company that is co-managed by another investment manager. The Company pays one-third of its fees received from this company to the co-manager.

The fees charged pursuant to these agreements generally approximate 2.5 percent on invested assets and 0.5 percent on interim investments and cash and cash equivalents on an annual basis. The Company receives payments of advisory and management fees quarterly in arrears. The Company from time to time will waive or adjust its advisory or management fees, given certain regulatory or economic circumstances. The Company believes that it is prudent to waive or adjust its fees when market conditions dictate such an adjustment, and such actions will enhance the Company's investment advisory and management performance overall. To enhance Allied Capital Commercial Corporation=s (Allied Commercial=s) competitiveness in the market place, the Company revised its management fee structure with Allied Commercial. The fee schedule was first revised on May 3, 1996 and that scheduled applied to all loans originated or purchased on or after January 1, 1996. Advisers and Allied Commercial modified the fees again in January 1997 for loans originated or purchased on or after January 1, 1997.

The revised fee schedule tiers the management fee payable to Advisers, based upon certain characteristics of the outstanding loans held in Allied Commercial=s loan portfolio. The revised fee schedule is based upon credit quality and other factors associated with the loans, and fees range from approximately 0.5 percent per annum to 3.5 percent per annum. The revised fee schedule places a quarterly cap, at a rate of approximately 2.5 percent per annum, on the total management fees payable to Advisers with respect to Allied Commercial=s portfolio. The new fee schedule does not alter the fees charged on cash, temporary investments or other assets.

For the six months ended June 30, 1997 and 1996, investment advisory and management fees as a percent of total average assets under management were 2.0% and 2.2%, respectively.


NOTE 3.  DEFERRED COMPENSATION TRUST

During 1997, the Trust has purchased various securities, including 18,390 shares of the Company's common stock, which has been accounted for as treasury stock. The other investments made by the Trust included money market funds, mutual funds, and common stock of certain companies that are under management of the Company.

NOTE 4.  REVOLVING LINE OF CREDIT AGREEMENT

The Company did not renew its revolving line of credit agreement that expired on May 31, 1997.

NOTE 5. NET INCOME PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, AEarnings per Share@ (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 modifies the method of calculation of net income per share and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

The following table (in thousands except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure:

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                  ---------------------------      -------------------------
                                                            1997           1996           1997           1996
                                                            ----           ----           ----           ----
 Net income  . . . . . . . . . . . . . . . . .              $725           $788         $1,497         $1,520
                                                           =====          =====          =====          =====
 Basic average shares outstanding  . . . . . .             8,992          8,990          8,963          8,990
                                                           =====          =====          =====          =====
 Basic net income per share  . . . . . . . . .             $0.08          $0.09          $0.17          $0.17
                                                           =====          =====          =====          =====
 Effect of dilutive securities:
 Outstanding stock options . . . . . . . . . .               503            919            625            876
                                                           =====          =====          =====          =====
 Diluted average shares outstanding  . . . . .             9,495          9,909          9,588          9,866
                                                           =====          =====          =====          =====
 Diluted net income per share  . . . . . . . .             $0.08          $0.08          $0.16          $0.15
                                                           =====          =====          =====          =====


NOTE 6.  CONTINGENCIES

The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the financial condition of the Company.



NOTE 7.  SUBSEQUENT EVENT

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger with Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Commercial Corporation and Allied Capital Lending Corporation, pursuant to which the Company and Allied Capital Corporation, Allied Capital Corporation II, and Allied Capital Commercial Corporation would merge with and into Allied Capital Lending Corporation through a stock for stock exchange. The merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals and other customary closing conditions. If all required approvals are obtained, the Company anticipates the merger would be effective on December 31, 1997.

Pursuant to the terms of the merger agreement, stockholders of the Company at the effective time of the merger will receive 0.31 shares of the merged entity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, Allied Capital Advisers, Inc. and its subsidiary had $4.6 million in cash and cash equivalents. Current assets were $10.0 million compared to current liabilities of $2.0 million.

The Company is a service company and does not have a significant budget for capital expenditures. Capital expenditures during the first two quarters of 1997 were $224,000 and have been largely due to the purchase of computer equipment. Capital resources available at June 30, 1997 appear adequate to satisfy future operating needs. There are no known demands or uncertainties that might cause the Company to have an increased or decreased demand for liquidity.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1997 and 1996

Net income decreased 8% to $725,000 for the three months ended June 30, 1997 from $788,000 for the comparable period in 1996. Investment advisory and management fee revenue increased to $4.0 million for the quarter ended June 30, 1997 compared to $3.9 million for the comparable period in 1996, an increase of 2%. During the second quarter, investment advisory fees increased at a slower pace than has been experienced previously due to a number of factors. Total assets under management increased to approximately $848 million as of June 30, 1997 from approximately $764 million at December 31, 1996. This represents an 11% increase in managed assets. The investment advisory and management fee percentage pursuant to investment advisory agreements, however, decreased as a percent of total assets under management. For the second quarter of 1997 and 1996, investment advisory and management fees as a percent of total average assets under management were 1.9% and 2.2%, respectively. A significant portion of the increase in assets under management is attributable to the loan portfolio of Allied Commercial, and the new loans originated have a reduced advisory fee percentage. The Company believes that its decision to reduce its fees to Allied Commercial remains appropriate given the competitive nature of the commercial real estate finance market.

Also, the Company agreed with its co-manager to reduce its management fees charged on the portfolio of Business Mortgage Investors, Inc. (BMI). BMI is currently in liquidation, and is no longer originating new loans. BMI's total assets were $44 million at June 30, 1997, and the net fee to the Company on these loans was $120,000, which is approximately 1% of average quarterly assets.

Rental and other income includes rental income generated from the office building in Northern Virginia, interest earned on cash and temporary investments and earnings from the assets of the deferred compensation trust (realized and unrealized earnings). Rental and other income increased 45% to $422,000 for the three months ended June 30, 1997 from $292,000 for the same period in 1996. For the three months ended June 30, 1997 and 1996, the office building generated rental income of $227,000 and $224,000, respectively. Interest income from cash and temporary investments was $88,000 and $69,000 for the second quarter ended June 30, 1997 and 1996, respectively. Earnings from the assets held in the deferred compensation trust equaled $107,000 for the quarter ended June 30, 1997. The first half of 1996 did not have earnings from the deferred compensation trust because it was not established until December 1996. Earnings in the deferred compensation trust include interest and dividend income and unrealized appreciation or depreciation on equity securities.

Total expenses increased 11% to $3.1 million as compared to $2.8 million for the three months ended June 30, 1997 and 1996, respectively. Salary and employee benefit expenses grew due to the $107,000 in expenses associated with the deferred compensation trust assets discussed in the paragraph above. General and administrative expenses increased $194,000 to $823,000, or 31% for the three months ended June 30, 1997, as compared to the same period in 1996. The increase in general and administrative expenses is due to an increase in recruitment fees and the Company's use of investment consultants while management continues to recruit for permanent investment professionals.

Pre-tax income for the three months ended June 30, 1997 decreased 7% or $97,000 over the same period in 1996. The effective tax rate was 42% for the quarter ended June 30, 1997 and 1996.

For the Six Months Ended June 30, 1997 and 1996

Net income for the six months ended June 30, 1997 decreased 1.5% as compared to the six months ended June 30, 1996. As was discussed above, the growth in assets under management did not significantly increase investment advisory fee revenue due to a reduction in the overall fee percentage charged on invested
assets managed.   Total revenue was $8.7 million for the six months ended June
30, 1997 and $8.4 million for the six months ended June 30, 1996, which is a 4% increase. The increase during the first half of the year was caused by the same factors discussed in the quarter-to-quarter comparison above.

Rental and other income increased 30% to $754,000 for the six months ended June 30, 1997 from $580,000 for the same period in 1996. For the six months ended June 30, 1997 and 1996, the office building generated rental income of $463,000 and $446,000, respectively. Interest income from cash and temporary investments was $170,000 and $134,000 for the six months ended June 30, 1997 and 1996, respectively. In addition, earnings from the assets held in the deferred compensation trust equaled $121,000 for the six months ended June 30, 1997. The first half of 1996 did not have earnings from the deferred compensation trust because it was not established until December 1996.

Total expenses were $6.2 million for the six months ended June 30, 1997, an increase of 7% compared to the same period in 1996. The increase in expenses during the first half of 1997 are attributable to the factors discussed in the quarter-to-quarter comparison above.

Pre-tax income for the six months ended June 30, 1997 decreased by 1% or $35,000 over 1996. The effective tax rate was 41.5% for the six months ended June 30, 1997 and 1996.

Statements included in this report concerning the Company's future prospect are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates.

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the financial condition of the Company.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 1997 the Company held its Annual Meeting of Shareholders in Washington, DC. Shareholders voted on two matters; the substance of these matters and the results of the voting of such matter are described below.

         1. Election of Directors: Shareholders elected a total of six directors, which comprised the entire Board, to serve for a one-year term. Votes were cast as follows:

                                                   FOR              WITHHELD
                 William L. Walton                 6,788,998        87,419
                 George C. Williams                6,792,109        84,308
                 Brooks H. Browne                  6,792,474        83,943
                 Robert E. Long                    6,792,474        83,943
                 Joan M. Sweeney                   6,756,110        120,307
                 Swep T. Davis                     6,792,474        83,943

         2. Ratification of the selection of Arthur Andersen LLP to serve as independent accountants for the year ended December 31, 1997:

                                                   FOR              AGAINST          ABSTAIN
                                                   6,821,097        16,416           38,904

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         3       Bylaws

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

                                  ALLIED CAPITAL ADVISERS, INC.
                                  -----------------------------
                                           (Registrant)



                                  /s/Jon A. DeLuca
                                  -------------------------------------------
Date: August 14, 1997             Jon A. DeLuca
                                  Principal and Chief Financial Officer