Form 10-Q
period 1997-09-30
ALLIED CAPITAL ADVISERS INC
filed 1997-11-14
CIK 868207

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

             Quarterly report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period                                 Commission file number:
ended SEPTEMBER 30, 1997                                          0-18826
      ------------------                                         ---------


                          ALLIED CAPITAL ADVISERS, INC.
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

       MARYLAND                                                 52-0812307
-------------------------                                   --------------------
(State or jurisdiction of                                      (IRS Employer
incorporation or organization)                              Identification No.)

                               1666 K STREET, N.W.
                                    9TH FLOOR
                              WASHINGTON, DC 20006
                    ----------------------------------------
                    (Address of principal executive offices)

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

On November 7, 1997 there were 9,648,185 shares outstanding of the Registrant's common stock, $0.001 par value.

                          ALLIED CAPITAL ADVISERS, INC.
                                 FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Consolidated Balance Sheet - As of September 30, 1997 and
              December 31, 1996................................................1

              Consolidated Statement of Income - For the Three and
              Nine Months Ended September 30, 1997 and 1996....................2

              Consolidated Statement of Cash Flows - For the
              Nine Months Ended September 30, 1997 and 1996....................3

              Notes to the Consolidated Financial Statements...................4

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................6

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings..................................................8

  Item 2.   Changes in Securities..............................................8

  Item 3.   Defaults Upon Senior Securities....................................8

  Item 4.   Submission of Matters to a Vote of Security Holders................8

  Item 5.   Other Information..................................................8

  Item 6.   Exhibits and Reports on Form 8-K...................................8

  Signatures...................................................................9

                         PART I - Financial Information

Item 1.  Financial Statements

                          ALLIED CAPITAL ADVISERS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                                      September 30, 1997  December 31, 1996
                                                                                      ------------------  -----------------
                                                                                        (unaudited)
ASSETS

Current assets:

  Cash and cash equivalents .....................................................         $  5,745            $  5,060

  Investment advisory and management fees receivable ............................            3,869               4,282

  Other current assets ..........................................................            1,605               1,107
                                                                                          --------            --------

    Total current assets ........................................................           11,219              10,449

Property and equipment, net .....................................................            4,431               4,279

Deferred compensation trust .....................................................            1,359               1,514

Deferred income taxes ...........................................................              683               1,087

Other assets ....................................................................              113                 194
                                                                                          --------            --------

    Total assets ................................................................         $ 17,805            $ 17,523
                                                                                          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accrued salaries and employee benefits ........................................         $  1,563            $  3,113

  Accounts payable and accrued expenses .........................................              744                 701
                                                                                          --------            --------

    Total current liabilities ...................................................            2,307               3,814

Deferred compensation ...........................................................            1,359               2,658
                                                                                          --------            --------

    Total liabilities ...........................................................            3,666               6,472
                                                                                          --------            --------

Contingencies

Shareholders' Equity:

  Common stock, $0.001 par value; 20,000,000 shares
    authorized; 9,611,819 shares and 8,867,430
    outstanding as of 9/30/97 and 12/31/96, respectively ........................                9                   9

  Additional paid-in capital ....................................................            7,230               5,674

  Common stock held in deferred compensation trust ..............................               --                (738)

  Notes receivable from sale of common stock ....................................           (1,138)                 --


  Retained earnings .............................................................            8,038               6,106
                                                                                          --------            --------


    Total shareholders' equity ..................................................           14,139              11,051
                                                                                          --------            --------

    Total liabilities and shareholders' equity ..................................         $ 17,805            $ 17,523
                                                                                          ========            ========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL ADVISERS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                             For the Three Months Ended   For the Nine Months Ended
                                                                                    September 30,               September 30,
                                                                                 -------------------         -------------------
                                                                                  1997        1996            1997        1996
                                                                                 -------     -------         -------     -------
Revenue:

  Investment advisory and management fees ..................................     $ 3,835     $ 4,064         $11,804     $11,850

  Rental and other income ..................................................         481         318           1,235         899
                                                                                 -------     -------         -------     -------

    Total revenue ..........................................................       4,316       4,382          13,039      12,749
                                                                                 -------     -------         -------     -------


Expenses:

  Salary and employee benefit expenses .....................................       2,302       2,010           6,508       6,277

  Rent .....................................................................         170         160             503         481

  General and administrative ...............................................       1,046         840           2,666       2,021
                                                                                 -------     -------         -------     -------

    Total Expenses .........................................................       3,518       3,010           9,677       8,779
                                                                                 -------     -------         -------     -------

Income before income taxes .................................................         798       1,372           3,362       3,970

Income tax expense .........................................................         365         565           1,431       1,644
                                                                                 -------     -------         -------     -------

Net income .................................................................     $   433     $   807         $ 1,931     $ 2,326
                                                                                 =======     =======         =======     =======

Net income per share .......................................................     $  0.05     $  0.08         $  0.20     $  0.24
                                                                                 =======     =======         =======     =======

Weighted average number of shares and share
  equivalents outstanding ..................................................       9,606       9,913           9,595       9,877
                                                                                 =======     =======         =======     =======



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          ALLIED CAPITAL ADVISERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                      For the Nine Months Ended September 30,
                                                                                      ---------------------------------------
                                                                                               1997             1996
                                                                                             -------          -------
Cash Flows from Operating Activities:

Net income .........................................................................         $ 1,931          $ 2,326

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization ....................................................             348              281

  Deferred income taxes ............................................................             404             (135)

  Changes in assets and liabilities ................................................          (1,190)            (794)
                                                                                             -------          -------

Net cash provided by operating activities ..........................................           1,493            1,678
                                                                                             -------          -------

Cash Flows from Investing Activities:

  Expenditures for property and equipment ..........................................            (498)            (328)

  Acquisition of investments in deferred compensation trust ........................            (608)              --
                                                                                             -------          -------

Net cash used in investing activities ..............................................          (1,106)            (328)
                                                                                             -------          -------

Cash Flows for Financing Activities:

  Acquisition of common stock in deferred compensation trust .......................            (102)              --

  Proceeds from sale of common stock ...............................................             400               --
                                                                                             -------          -------

Net cash provided by financing activities ..........................................             298               --
                                                                                             -------          -------

Net increase in cash and cash equivalents ..........................................             685            1,350


Cash and cash equivalents - beginning of period ....................................           5,060            4,386
                                                                                             -------          -------


Cash and cash equivalents - end of period ..........................................         $ 5,745          $ 5,736
                                                                                             =======          =======



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          ALLIED CAPITAL ADVISERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Advisers, Inc. and Subsidiary (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997 and the results of operations, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

NOTE 2.  INVESTMENT ADVISORY SERVICES

The Company has investment advisory or management agreements to manage the assets of certain companies. The investment advisory or management agreements are generally annual agreements and remain in effect as long as they continue to be approved by the board of directors of the companies under management. These agreements may be terminated at any time on sixty days' notice, without penalty, by the managed companies' board of directors or by a vote of the holders of a majority of the managed companies' outstanding shares. In addition, these agreements will terminate automatically in the event of their assignment.

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

At September 30, 1997 and December 31, 1996, the Company managed assets of approximately $872,000,000 and $764,000,000, respectively. Included in invested assets at September 30, 1997 and December 31, 1996, were approximately $41,000,000 and $53,000,000, respectively, in assets of a company that is co-managed by another investment manager. The Company pays one-third of its fees received from this company to the co-manager.

The fees charged pursuant to these agreements generally approximate 2.5 percent on invested assets and 0.5 percent on interim investments and cash and cash equivalents on an annual basis. The Company receives payments of advisory and management fees quarterly in arrears. The Company from time to time will waive or adjust its advisory or management fees, given certain regulatory or economic circumstances. The Company believes that it is prudent to waive or adjust its fees when market conditions dictate such an adjustment, and such actions will enhance the Company's investment advisory and management performance overall. To enhance Allied Capital Commercial Corporation's (Allied Commercial's) competitiveness in the market place, the Company revised its management fee structure with Allied Commercial. The fee schedule was first revised on May 3, 1996 and that scheduled applied to all loans originated or purchased on or after January 1, 1996. Advisers and Allied Commercial modified the fees again in January 1997 for loans originated or purchased on or after January 1, 1997.

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

For the nine months ended September 30, 1997 and 1996, investment advisory and management fees as a percent of total average assets under management were 1.9% and 2.2%, respectively.

NOTE 3.  DEFERRED COMPENSATION TRUST

At September 30, 1997, investments made by the Trust included money market funds, mutual funds, and common stock of certain companies that are under the management of the Company.

NOTE 4.  REVOLVING LINE OF CREDIT AGREEMENT

The Company did not renew its revolving line of credit agreement that expired on May 31, 1997.

NOTE 5.  NET INCOME PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, `Earnings per Share' (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 modifies the method of calculation of net income per share and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

The following table (in thousands except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure:

                                                          Three Months Ended September 30, Nine Months Ended September 30,
                                                          -------------------------------- -------------------------------
                                                                1997           1996            1997            1996
                                                                ----           ----            ----            ----
Net income.......................................               $433           $807          $1,931          $2,326
                                                                ====           ====          ======          ======
Basic average shares outstanding.................              9,226          8,990           9,053           8,990
                                                               =====          =====           =====           =====
Basic net income per share.......................              $0.05          $0.09           $0.21           $0.26
                                                               =====          =====           =====           =====
Effect of dilutive securities:

Outstanding stock options  ......................                380            923             542             887
                                                                 ===            ===             ===             ===
Diluted average shares outstanding...............              9,606          9,913           9,595           9,877
                                                               =====          =====           =====           =====
Diluted net income per share.....................              $0.05          $0.08           $0.20           $0.24
                                                               =====          =====           =====           =====


NOTE 6.  CONTINGENCIES

The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the financial condition of the Company.

NOTE 7.  MERGER

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Commercial Corporation and Allied Capital Lending Corporation (collectively, the "Companies") pursuant to which the Company and Allied Capital Corporation, Allied Capital Corporation II and Allied Capital Commercial Corporation would merge with and into Allied Capital Lending Corporation through a stock for stock exchange (the "Merger"). Pursuant to the terms of the Merger Agreement, stockholders of the Company at the effective time of the Merger will receive 0.31 shares of the merged entity. The Merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals, and other customary closing conditions. The Special Meetings of Stockholders of the Companies to vote on the Merger and the other related transactions is scheduled to be held on November 26, 1997. The Joint Proxy Statement/Prospectus relating to the Merger was distributed to stockholders on or about October 14, 1997.

Applications have been submitted by the Companies to the Securities and Exchange Commission and the Small Business Administration seeking certain exemptive relief and approvals in connection with the Merger. Such applications are currently pending before such agencies. If all required approvals are obtained, the Company anticipates the Merger would be effective on December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, Allied Capital Advisers, Inc. and its subsidiary had $5.7 million in cash and cash equivalents. Current assets were $11.2 million compared to current liabilities of $2.3 million.

The Company is a service company and does not have a significant budget for capital expenditures. Capital expenditures during the first three quarters of 1997 were $498,000 and have been largely due to the purchase of computer-related equipment. Capital resources available at September 30, 1997 appear adequate to satisfy future operating needs. There are no known demands or uncertainties that might cause the Company to have an increased or decreased demand for liquidity.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1997 and 1996

For the three months ended September 30, 1997, net income was $433,000, or $0.05 per share, as compared to $807,000 or $0.08 per share for the same quarter in 1996. This decrease in earnings is due to several factors, including a decline in investment advisory revenue, and an increase in operating expenses related to the Company's pending Merger.

Investment advisory and management fees have declined approximately 6% or $229,000 even though total assets under management continue to increase. Total assets under management increased to approximately $872 million as of September 30, 1997 from approximately $755 million at September 30, 1996. This represents a 15% increase in managed assets. The investment advisory and management fee percentage pursuant to investment advisory agreements, however, decreased as a percent of total assets under management. For the third quarter of 1997 and 1996, investment advisory and management fees as a percent of total average assets under management were 1.8% and 2.2%, respectively. A significant portion of the increase in assets under management is attributable to the loan portfolio of Allied Commercial, and the new loans originated have a reduced advisory fee percentage. The Company believes that its decision to reduce its fees to Allied Commercial remains appropriate given the competitive nature of the commercial real estate finance market.

Also, the Company agreed with its co-manager to reduce its management fees charged on the portfolio of Business Mortgage Investors, Inc. (BMI). BMI is no longer originating new loans. BMI's total assets were $41 million at September 30, 1997 which resulted in a net fee to the Company in the amount of $100,000 for the quarter.

Rental and other income includes rental income generated from the office building in Northern Virginia, interest earned on cash and temporary investments, and earnings from the assets of the deferred compensation trust (realized and unrealized earnings). Rental and other income increased 51% to $481,000 for the three months ended September 30, 1997 from $318,000 for the same period in 1996. For the three months ended September 30, 1997 and 1996, the office building generated rental income of $231,000 and $226,000, respectively. Other income and interest income from cash and temporary investments was $131,000 and $92,000 for the third quarter ended September 30, 1997 and 1996, respectively. Earnings from the assets held in the deferred compensation trust equaled $119,000 for the quarter ended September 30, 1997. The first nine months of 1996 did not have earnings from the deferred compensation trust because it was not established until December 1996. Earnings in the deferred compensation trust include interest and dividend income and unrealized appreciation or depreciation on equity securities.

Total expenses increased 17% to $3.5 million as compared to $3.0 million for the three months ended September 30, 1997 and 1996, respectively. Salary and employee benefit expenses increased because of increased staffing and due to the $119,000 in expenses associated with the deferred compensation trust assets discussed in the paragraph above. General and administrative expenses increased $206,000 to $1.0 million, or 25% for the three months ended September 30, 1997, as compared to the same period in 1996. The increase in general and administrative expenses is due to several factors including recruiting fees as the Company continues to recruit for permanent investment professionals, and the costs of opening offices in Chicago and San Francisco. During the third quarter of 1997, the Company incurred certain expenses related to the proposed Merger, announced to shareholders in August 1997. These expenses approximated $138,000 and included expenses related to investment bank fees and legal fees.

The Company has increased its costs of operations in anticipation of the Merger. Management believes that the merged entity will be positioned to grow its assets and earnings at a faster pace than could any of the merging companies on a stand-alone basis. In order to develop a platform to capture that growth, the Company has incurred additional operating costs, primarily the costs of new investment and other professionals. Management anticipates that the Company will continue to incur increased operating costs in the fourth quarter of 1997.

Pre-tax income for the three months ended September 30, 1997 decreased $574,000 over the same period in 1996. The effective tax rate was 46% and 41% for the quarter ended September 30, 1997 and 1996, respectively. The increase is due to the merger expenses incurred during the third quarter of 1997.

For the Nine Months Ended September 30, 1997 and 1996

Net income for the nine months ended September 30, 1997 decreased $395,000, as compared to the nine months ended September 30, 1996. As was discussed above, the growth in assets under management did not increase investment advisory fee revenue due to a reduction in the overall fee percentage charged on invested assets managed. Total revenue was $13.0 million for the nine months ended September 30, 1997 and $12.7 million for the nine months ended September 30, 1996, which is a 2% increase. The increase during the first nine months of the year was caused by the same factors discussed in the quarter-to-quarter comparison above.

Rental and other income increased 37% to $1.2 million for the nine months ended September 30, 1997 from $899,000 for the same period in 1996. For the nine months ended September 30, 1997 and 1996, the office building generated rental income of $694,000 and $672,000, respectively. Other income and interest income from cash and temporary investments was $299,000 and $227,000 for the nine months ended September 30, 1997 and 1996, respectively. In addition, earnings from the assets held in the deferred compensation trust equaled $242,000 for the nine months ended September 30, 1997. The first nine months of 1996 did not have earnings from the deferred compensation trust because it was not established until December 1996.

Total expenses were $9.7 million for the nine months ended September 30, 1997, an increase of 10% over the $8.8 million incurred in the same period of 1996. The increase in expenses during the first nine months of 1997 are attributable to the factors discussed in the quarter-to-quarter comparison above. Salary and benefit expenses included $242,000 in expenses associated with the deferred compensation trust assets discussed in the above paragraph. The increase in general and administrative expenses is attributable to the Company's use of investment consultants as management searched for permanent investment professionals. The opening of offices in Chicago and San Francisco during the third quarter of 1997 also increased operating expenses. As discussed in the quarter-to-quarter comparison, the Company incurred approximately $138,000 in expenses related to the proposed Merger it announced to shareholders in August 1997.

Pre-tax income for the nine months ended September 30, 1997 decreased by $608,000 over 1996. The effective tax rate was 42.6% and 41.4% for the nine months ended September 30, 1997 and 1996, respectively.

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

         None.

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  3(ii) Bylaws
                  10 Form of Employment Agreement
                  11 Statement of Computation of Earnings Per Share

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

                                           ALLIED CAPITAL ADVISERS, INC.
                                           -----------------------------
                                                   (Registrant)

                                           /s/Jon A. DeLuca
                                           -----------------------------
Date: November 13, 1997                    Jon A. DeLuca
                                           Principal and Chief Financial Officer